Form 10QSB
period 2000-03-31
ET VOILA EUROPEAN CAFES INC
filed 2000-06-29
CIK 1084088

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

FORM 10QSB

(X)      Quarterly report pursuant to Section 13 or 15(d) of the Securities

         Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 1999

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to______


COMMISSION FILE NUMBER
                       -----------


                                 ET VOILA! EUROPEAN CAFES, INC.
                    ------------------------------------------
              (Exact name of registrant as specified in its charter)



          Nevada                                      91-1903590
----------------------------------
----------------------------------
(State or other jurisdiction of               (IRS Employer  Identification
No.)
 incorporation or organization)


827 State Street, Suite 26, Santa Barbara, CA 95682     Telephone 805 899 1299


--------------------------------------------------------------------------------
(Address of Principal Executive Offices, including Registrant's zip code and telephone number)

                                      NONE
--------------------------------------------------------------
Former name, former address and former fiscal year, if changed


Indicate by check mark whether the registrant (1) has filed all reports required
to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during
the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---  ---

The number of shares of the registrant's common stock as of March 31, 2000:
2,974,200 shares.

Transitional Small Business Disclosure Format (check one):   Yes   No X
                                                                ---  ---



                             TABLE OF CONTENTS
                             -----------------

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Balance Sheet
(b)      Statement of Operations
(c)      Statement of Changes in Financial Position
(d)      Statement of Shareholders' Equity
(e)      Notes to Financial Statements

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations

Item 3.  Risks

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES

FINANCIAL DATA SCHEDULE

[CAPTION]
Et Voila! European Cafes, Inc.
(A Development Stage Company)
BALANCE SHEET
As of March 31, 2000 and March 31, 1999


                                       March 31    March 31
                                        2000         1999
ASSETS
Current Assets:
 Cash                                  $   676      $    2200

 Total Current Assets                  -------        ------
                                           676           2200
                                       -------        ------
          TOTAL ASSETS                 $   676       $   2200
                                        ______       _______
                                        ------       -------

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
  Total Current Liabilities            $  --         $ --
                                        ------        ------

Stockholders' Equity:

 Common stocks, $.001 par value
 Authorized shares - 25,000,000
 Issued and outstanding shares
 2,974,200 issued and outstanding       16,126         2,974
 Capital in excess of par value          2,974        16,126
 Deficit accumulated during
 development stage                     (18,424)      (16,900)
                                       -------       -------
 Total Stockholders' Equity                676         2,200
                                       -------       -------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY               $       676      $  2,200
                                       _______       _______
                                       -------       -------


[CAPTION]
Et Voila! European Cafes, Inc.
(A Development Stage Company)
STATEMENT OF INCOME FOR THE THREE MONTHS ENDED
March 31, 2000 and March 31, 1999 AND FROM APRIL 8, 1998
(INCEPTION) THROUGH DECEMBER 31, 1999

                                          Cumulative
                                            During
                                          Development   March 31    March 31
                                            Stage        2000         1999

Income
Sales                                     $  -0-          -0-            -0-
                                             -----     --------       --------

Total Income                                  -            -              -
                                             -----     --------       --------
Expenses:

General & Administrative Expenses             18,424    1,524          16,900
                                             -------   ---------      --------
Total Expenses                                18,424    1,524          16,900
                                             -------   ---------      --------
Net loss                                     (18,424)  (1,524)        (16,900)
                                             ========   =======        ======
Loss per common share                                  $(0.00)        $(0.00)
                                                        =======        ======


[CAPTION]
Et Voila! European Cafes, Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2000
AND FOR THE THREE MONTHS ENDED MARCH 31, 1999
AND FROM APRIL 8, 1998 (INCEPTION) THROUGH
DECEMBER 31, 1999
                                          Cumulative
                                            During
                                          Development   March 31    March 31
                                            Stage        2000         2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                $ ( 18,424)   $ ( 1,524)  $ (16,900)
Adjustments to reconcile
 net cash provided by
 operating activities:
Stocks issued for services                  16,900        -          16,900
                                           --------     --------    -----
NET CASH PROVIDED (USED)
BY OPERATING ACTIVITIES                     (1,524)      (1,524)      -

                                             ------        ------     -----
INCREASE IN CASH                             -              -         -
                                           -------       ------     -----
INCREASE IN CASH                               676       (1,524)      2,200

BEGINNING CASH                                  -         2,200       -
                                           -------        -----     ------
ENDING CASH                               $    676          676       2,200
                                           =======        =====     ======
NON CASH DISCLOSURE
 Stocks issued for services               $16,900      $    -      $ 16,900



[CAPTION]
Et Voila! European Cafes, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FROM APRIL 8, 1998 (INCEPTION)
THROUGH MARCH 31, 2000


                                              Common   Paid      Accumulated
                                 Number of    Stock     In       Retained
                                 Shares      @Par Value Capital  Deficit
                                -----------  ---------- -------  -----------
Stocks issued for cash-1998         2,200         2     2,198

Stocks issued for services      2,972,000     2,972    13,928

Net loss - December 31, 1998                                         $(16,900)

December 31, 1997
                                ---------    --------   -------
Balance at December 31, 1998    2,974,200     2,974    16,126     (16,900)
                                ---------    --------   -------
Net loss-December 31, 1999                                           ( 1,524)
                                ---------    --------   -------  ---------
                                2,974,200     2,974    16,126     (16,900)
Balance at March 31, 1999       =========     =====   =======      =======


[CAPTION]
Et Voila! European Cafes, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF THE BUSINESS

Et Voila! European Cafes, Inc. (the Company) was incorporated under the laws of the state of Nevada on April 8, 1998. The purpose for which the Corporation is organized is to engage in any lawful act or activity for which a corporation may be organized under the Ge0neral Corporation Law of the State of Nevada including, without limitation, to engage in a business of marketing the concept of a fast food restaurant European style. The Company has been in the development stage since its formation on April 8, 1998. Planned principal operations have not commenced since then. There were no significant activities from its inception date through December 31, 1999.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

A.  The Company uses the accrual method of accounting.

B.  Revenues and directly related expenses are recognized in the period when the goods are shipped to the customers.

C.  The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.

D. Primary Earnings Per Share amounts are based on the weighted average number of shares outstanding at the dates of the financial statements. Fully Diluted Earnings Per Shares shall be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement dates.

E. Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.





PART I. FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THIS ANALYSIS CONTAINS FORWARD-LOOKING COMMENTS WHICH ARE BASED ON CURRENT INFORMATION. ACTUAL RESULTS IN THE FUTURE MAY DIFFER MATERIALLY.

The Company is engaged in the business of establishing a chain of European style fast food restaurants. The Company has not yet commenced operations.

PART II. OTHER INFORMATION

Item 1.  Legal proceedings

The Company is involved in an Interpleader lawsuit brought against he Company and Adnan Khalil and Shanin Azarmehr, in the Third Judicial District Court for Salt Lake County in the state of Utah, Case No. 000903425. The lawsuit concerns the company's refusal to allow Mr. Khalil to transfer his stock, as he has not paid for the same, by failing to provide an agreed upon inventory of equipment to the company.

Item 2.  Changes in securities and use of proceeds            NONE

Item 3.  Defaults on senior securities                        NONE

Item 4.  Submission of items to a vote                        NONE

Item 5.  Other information                                    NONE

Item 6.

 a)      Exhibits                                             NONE
 b)      Reports on 8K                                        NONE


SIGNATURES


In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ET VOILA! EUROPEAN CAFES, INC.


   Dated: March 31, 2000          By:    Jeffrey Volpe
                                        ---------------------------
                                          Jeffrey Volpe, President



   Dated: March 31, 2000          By:    Agata Gotova
                                        -------------------------------------
                                        Agata Gotova, Chief Financial
Officer



[TYPE]EX-27
<SEQUENCE>2
[DESCRIPTION]FINANCIAL DATA SCHEDULE
[ARTICLE] 5
[MULTIPLIER] 1
[PERIOD-TYPE]                              3-MOS
[FISCAL-YEAR-END]                          DEC-31-1999
[PERIOD-START]                             JAN-01-2000
[PERIOD-END]                               MAR-31-2000
[CASH]                                               0
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                   676
[PP&E]                                             676
[DEPRECIATION]                                       0
[TOTAL-ASSETS]                                     676
[CURRENT-LIABILITIES]                              676
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                        16,126
[OTHER-SE]
[TOTAL-LIABILITY-AND-EQUITY]                       676
[SALES]                                              0
[TOTAL-REVENUES]                                     0
[CGS]                                                0
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                               (18,424)
[INTEREST-EXPENSE]                                   0
[INCOME-PRETAX]                                (18,424)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                            (18,424)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                   (18,424)
[EPS-BASIC]                                       (.00)
[EPS-DILUTED]                                     (.00)