Form 10QSB
period 2000-06-30
ET VOILA EUROPEAN CAFES INC
filed 2000-08-30
CIK 1084088

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

FORM 10QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 2000

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to______


COMMISSION FILE NUMBER 000-1084133
                       -----------


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

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES

FINANCIAL DATA SCHEDULE




[CAPTION]
Et Voila! European Cafes, Inc.
(A Development Stage Company)
BALANCE SHEET
As of March 31, 2000 and December 31, 1999


                                       March 31    December 31
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















[CAPTION]
Et Voila! European Cafes, Inc.
(A Development Stage Company)
STATEMENT OF INCOME FOR THE SIX MONTHS ENDED
June 30, 2000 and June 30, 1999 AND FROM APRIL 8, 1998
(INCEPTION) THROUGH DECEMBER 31, 1999

                                          Cumulative
                                            During
                                          Development   June 30      June 30
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
                                                        =======        ======


[CAPTION]
Et Voila! European Cafes, Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2000
AND FOR THE SIX MONTHS ENDED JUNE 30, 1999
AND FROM APRIL 8, 1998 (INCEPTION) THROUGH
DECEMBER 31, 1999
                                          Cumulative
                                            During
                                          Development   June 30      June 30
                                            Stage        2000         1999

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                $ ( 18,424)   $ ( 1,524)  $ (16,900)
Adjustments to reconcile
 net cash provided by
 operating activities:
Stocks issued for services                  16,900        -          16,900
                                           --------     --------    -----
NET CASH PROVIDED (USED)
BY OPERATING ACTIVITIES                     (1,524)      (1,524)      -
                                             ------        ------     -----
INCREASE IN CASH                             -              -         -
                                           -------       ------     -----
INCREASE IN CASH                               676       (1,524)      2,200

BEGINNING CASH                                  -         2,200       -
                                           -------        -----     ------
ENDING CASH                               $    676          676       2,200
                                           =======        =====     ======
NON CASH DISCLOSURE
 Stocks issued for services               $16,900      $    -      $ 16,900



[CAPTION]
Et Voila! European Cafes, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FROM APRIL 8, 1998 (INCEPTION)
THROUGH JUNE 30, 2000


                                              Common   Paid      Accumulated
                                 Number of    Stock     In       Retained
                                 Shares      @Par Value Capital  Deficit
                                -----------  ---------- -------  -----------
Stocks issued for cash-1998         2,200         2     2,198

Stocks issued for services      2,972,000     2,972    13,928

Net loss - December 31, 1998                                     $(16,900)

December 31, 1997
                                ---------    --------   -------
Balance at December 31, 1998    2,974,200     2,974    16,126     (16,900)
                                ---------    --------   -------
Net loss-December 31, 1999                                        ( 1,524)
                                ---------    --------   -------  ---------
                                2,974,200     2,974    16,126     (16,900)
Balance at June 30, 2000       =========     =====   =======      =======


[CAPTION]
Et Voila! European Cafes, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF THE BUSINESS
Et Voila! European Cafes, Inc. (the Company) was incorporated under the laws of the state of Nevada on April 8, 1998. The purpose for which the Corporation is organized is to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of the State of Nevada including, without limitation, to engage in a business of marketing the concept of a fast food restaurant European style. The Company has been in the development stage since its formation on April 8, 1998. Planned principal operations have not commenced since then. There were no significant activities from its inception date through December 31, 1999.

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

ET VOILA! EUROPEAN CAFES, INC.


   Dated: June 30, 2000          By:      Jeffrey Volpe
                                        ---------------------------
                                          Jeffrey Volpe, President



   Dated: June 30, 2000          By:    Agata Gotova
                                        -------------------------------------
                                        Agata Gotova, Chief Financial Officer



[TYPE]EX-27
<SEQUENCE>2
[DESCRIPTION]FINANCIAL DATA SCHEDULE
[ARTICLE] 5
[MULTIPLIER] 1
[PERIOD-TYPE]                              6-MOS
[FISCAL-YEAR-END]                          DEC-31-1999
[PERIOD-START]                             JAN-01-2000
[PERIOD-END]                               JUN-30-2000
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