Form 10QSB
period 2000-09-30
ET VOILA EUROPEAN CAFES INC
filed 2001-02-22
CIK 1084088

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

FORM 10QSB

(X)      Quarterly report pursuant to Section 13 or 15(d) of the Securities

         Exchange Act of 1934 for the quarterly period ended September 30, 2000

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

827 State Street, Suite 26, Santa Barbara, CA 95682     Telephone 805 899 1299
  ------------------------------------------------------------------------------
(Address of Principal Executive Offices, including Registrant's zip code and telephone number)

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

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES

FINANCIAL DATA SCHEDULE

[CAPTION]
                         Et Voila! European Cafes, Inc.
                         (A Development Stage Company)
                                 BALANCE SHEET
                 As of September 30, 2000 and December 31, 1999


                                       Sep. 30     December 31,
                                        2000         1999
                                       -------     ------------
ASSETS
Current Assets:
 Cash                                  $   676      $    2200

 Total Current Assets                  -------        ------
                                           676           2200
                                       -------        ------
          TOTAL ASSETS                 $   676       $   2200
                                       =======       ========

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
  Total Current Liabilities            $  --         $ --
                                       -------       -------

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

[CAPTION]
Et Voila! European Cafes, Inc.
(A Development Stage Company)
STATEMENT OF INCOME FOR THE THREE MONTHS ENDED
September 30, 2000 and September 30, 1999

                                          Cumulative
                                            During
                                          Development   Sep. 30     Sep. 30
                                            Stage        2000         1999
                                          -----------   -------     -------
Income
Sales                                     $   -0-          -0-            -0-
                                             -----     --------       --------
Total Income                                   -            -              -
                                             -----     --------       --------
Expenses:
General & Administrative Expenses             18,424    1,524          16,900
                                             -------   ---------      --------
Total Expenses                                18,424    1,524          16,900
                                             -------   ---------      --------
Net loss                                     (18,424)  (1,524)        (16,900)
                                             ========   =======        ======
Loss per common share                                  $(0.00)        $(0.00)
                                                        =======        ======


[CAPTION]
Et Voila! European Cafes, Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                          Cumulative
                                            During
                                          Development   Sept. 30     Sept. 30
                                            Stage        2000         2000
                                          -----------   --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                $ ( 18,424)   $ ( 1,524)  $ (16,900)
Adjustments to reconcile
 net cash provided by
 operating activities:
Stocks issued for services                  16,900        -          16,900
                                          -----------   --------     --------
NET CASH PROVIDED (USED)
BY OPERATING ACTIVITIES                     (1,524)      (1,524)      -
                                          -----------   --------     --------
INCREASE IN CASH                             -              -         -
                                          -----------   --------     --------
INCREASE IN CASH                               676       (1,524)      2,200

BEGINNING CASH                                  -         2,200       -

                                        -----------   --------     --------
ENDING CASH                               $    676          676       2,200
                                          ===========   ========     ========
NON CASH DISCLOSURE
 Stocks issued for services               $16,900      $    -      $ 16,900



[CAPTION]
ET VOILA! EUROPEAN CAFES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FROM APRIL 8, 1998 (INCEPTION)
THROUGH SEPTEMBER 30, 2000


                                              Common   Paid      Accumulated
                                 Number of    Stock     In       Retained
                                 Shares      @Par Value Capital  Deficit
                                -----------  ---------- -------  -----------
Stocks issued for cash-1998         2,200         2     2,198
Stocks issued for services      2,972,000     2,972    13,928
Net loss - December 31, 1998                                      $(16,900)

December 31, 1997
                                ---------    --------   -------
Balance at December 31, 1998    2,974,200     2,974    16,126      (16,900)
                                ---------    --------   -------
Net loss-December 31, 1999                                         ( 1,524)
                                ---------    --------   -------  ---------
                                2,974,200     2,974    16,126      (16,900)
Balance at Sept. 30, 2000       =========     =====   =======    =========


[CAPTION]
Et Voila! European Cafes, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF THE BUSINESS

Et Voila! European Cafes, Inc. (the Company) was incorporated under the laws of the state of Nevada on April 8, 1998. The purpose for which the Corporation is organized is to engage in any lawful act or activity for which a corporation may be organized under the Ge0neral Corporation Law of the State of Nevada including, without limitation, to engage in a business of marketing the concept of a fast food restaurant European style. The Company has been in the development stage since its formation on April 8, 1998. Planned principal operations have not commenced since then. There were no significant activities from its inception date through September 30, 2000.

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

ET VOILA! EUROPEAN CAFES, INC.


   Dated: February 14, 2001          By:      /s/ Jeffrey Volpe
                                        ---------------------------
                                          Jeffrey Volpe, President



   Dated: February 14, 2001          By:     /s/ Agata Gotova
                                        -------------------------------------
                                        Agata Gotova, Chief Financial Officer


[TYPE]EX-27
<SEQUENCE>2
[DESCRIPTION]FINANCIAL DATA SCHEDULE
[ARTICLE] 5
[MULTIPLIER] 1
[PERIOD-TYPE]                              9-MOS
[FISCAL-YEAR-END]                          DEC-31-1999
[PERIOD-START]                             JAN-01-2000
[PERIOD-END]                               SEP-31-2000
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