Form 10QSB/A
period 2000-09-30
ET VOILA EUROPEAN CAFES INC
filed 2001-03-08
CIK 1084088

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

The number of shares of the registrant's common stock as of September 30, 2000:
2,974,200 shares.

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


                                       Sep. 30     December 31,
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

                                          Cumulative
                                            During
                                          Development   Sopt. 30     Sept. 30
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

ET VOILA! EUROPEAN CAFES, INC.


   Dated: February 14, 2001          By:    Jeffrey Volpe
                                        ---------------------------
                                          Jeffrey Volpe, President



   Dated: February 14, 2001          By:    Agata Gotova
                                        -------------------------------------
                                        Agata Gotova, Chief Financial
Officer



[TYPE]EX-27
<SEQUENCE>2
[DESCRIPTION]FINANCIAL DATA SCHEDULE
[ARTICLE] 5
[MULTIPLIER] 1
[PERIOD-TYPE]                              9-MOS
[FISCAL-YEAR-END]                          DEC-31-1999
[PERIOD-START]                             JAN-01-2000
[PERIOD-END]                               SEP-30-2000
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