Form 10-K
period 2000-12-31
ET VOILA EUROPEAN CAFES INC
filed 2001-03-19
CIK 1084088

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                FORM 10-KSB

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                         Et Voila! European Cafes, Inc.
                 (Name of Small Business Issuer in its charter)


California                                                91-1903590
----------------------------------                  -----------------------
(State or other jurisdiction of                     I.R.S. Employer ID. No.)
incorporation or organization)


827 State Street, Suite 14
Santa Barbara, CA                                            93101
----------------------------------                    ------------------
(Address of principal executive offices)                  (Zip Code)


Issuer's telephone number, including area code           805-560-9828
----------------------------------                    ------------------


         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

                                       None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     Title of each class to be so registered

                                   Common Stock

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes X     No
                                                              -----    -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ] The issuer's revenues for the Fiscal Year ended March 31, 2000 were $2,360,079.

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the issuer as of December 31, 2000 computed by reference to the close price as at December 31, 2000 of 49,800,060 of the registrant's Common Stock as quoted on the NQB pink sheets on such date, was approximately $2,512,203. As at March 31, 2000, there were 45,915,060 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes     No X
                                                             -----   -----

PART 1
------

Statements contained in the annual report that are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from estimated results. Such risks and uncertainties are detailed in filings with the Securities and Exchange Commission, including without limitation in
Item 1. "BUSINESS" and Item 6 "MANAGEMENT'S DISCUSSION AND DESCRIPTION OR PLAN OF OPERATION" below.


                          TABLE OF CONTENTS
PART I
------

Item 1     Description of Business .............   1

Item 2     Description of Property..............  20

Item 3     Legal Proceedings ...................  20

Item 4     Submission of Matters to a
           Vote of Security Holders............   20

PART II

Item 5     Market for Common Equity and
           Related Stockholder Matters .......    22

Item 6     Management's Discussion and
           Analysis of Financial Condition
           and Results of Operations ..........   23

Item 7     Financial Statements and
           Supplementary Data .................   35

Item 8     Changes in and Disagreements with
           Accountants on Accounting and
           Financial Disclosure ...............   61

PART III

Item 9     Directors and Executive Officers
           of the Registrant ..................   61

Item 10    Executive Compensation .............   61

Item 11    Security Ownership of Certain
           Beneficial Owners and Management ...   61

Item 12    Certain Relationships and
           Related Transactions ...............   61

Item 13    Exhibits and Reports on Form 8-K ...   61

SIGNATURES .......................................63


                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Business Development

BUSINESS DEVELOPMENT

Et Voila! European Cafes, Inc. (the "Company"), a Nevada Corporation, was incorporated on April 8, 1998. Et Voila is a development stage company, with a plan of operation to develop and operate a chain of quality, European style fast food restaurants across the United States.

Government approval is not necessary for Et Voila's business, and government regulations have no or only a negligible effect on their respective businesses.

Et Voila has not booked any significant research and development costs and therefor do not expect to pass any of those costs to customers. And has no product development or research and development costs.

Et Voila's mailing address is 827 State Street, Suite 26, Santa Barbara, CA 93101. The telephone number of its principal executive office is
(805) 899-1299.

Et Voila! European Cafes, Inc. (the "Company"), a Nevada Corporation, was incorporated on April 8, 1998. Et Voila is a development stage company, engaged in the business of developing a plan of operation for a nationwide chain of European style fast food restaurants.

Government approval is not necessary for Et Voila's business, except for with regard to the health department criteria for each local jurisdiction in which a company store is to be located, and government regulations have no or only a negligible effect on their respective businesses.

Et Voila has not booked any significant research and development costs and therefor do not expect to pass any of those costs to customers. And has no product development or research and development costs.

Et Voila's mailing address is 827 State Street, Suite 26, Santa Barbara, CA 93101. The telephone number of its principal executive office is
(805) 899-1299.

 IN GENERAL - Et Voila

Et Voila was organized for the purpose of engaging in the business of developing a high quality European style fast food restaurant chain. The Company's plan is to develop the first store as a model, and then seek additional equity financing to develop a nationwide chain of stores. technicians and personnel. Et Voila is engaged in the business of marketing the concept of a "fast food" restaurant, with a menu of European style sandwiches and salads, served in a cafe with an ambiance similar to that of a French cafe. Each cafe will bear the trade name "Et Voila! ." The cafes will be organized to provide high quality food in a pleasant cafe style setting, designed to be unique compared to any other fast food chain. "Et Voila! " is in the process of being registered with the U.S. Patent and Trademark Office, and is owned exclusively by Et Voila. However, there can be no assurance that it achieve registration of its trademark.

THE INDUSTRY

The restaurant business has generally been a difficult business to establish to the point of profitability. However, the "fast food" industry, on the other hand, has enjoyed success in the United States consumer market. Most fast food outlets are either franchises or company owned facilities, which either sell hamburgers, fried chicken, sandwiches, or Mexican food, and offer customers the opportunity to either "dine in" or "take-out." For the customer who chooses to "dine in", the difference between dining in and taking his or her order out is not significant. The customer who chooses to take-out his or her order is generally presented with a bag containing the fast food items, individually wrapped.

The customer who dines in can expect the same individually wrapped food items presented on a plastic tray instead of in a bag, and is free to take a seat in a cafeteria-like setting, which may or may not be clean. The "dining in" customer usually must bus his or her own table after finishing his or her meal. Et Voila intends to utilize the "no cook" concept, such as SUBWAY restaurants do, which is a fully operational restaurant which requires no cooks or chefs and eliminates or greatly reduces waste. Et Voila will offer a unique menu of fresh, prepared on site, great tasting and authentic European foods, which are priced reasonably.

MARKETING

Et Voila intends to pattern its marketing plan after successful models such as "Starbucks coffee," with one significant exception. Companies such as "Starbucks" have attempted to create a cafe-type atmosphere, without any of the charm or ambiance. Nevertheless, a consumer trend has developed identifying these types of facilities as meeting places, or just a place to relax and enjoy Et Voila of friends. Et Voila would take this concept to the next level, by providing a clean, comfortable, and more enjoyable cafe atmosphere.

Et Voila believes it has found a niche in the fast food industry. Each cafe would be designed to produce sandwiches, salads and soups in a European style. The customer who decides to take his or her order out would be presented with the same type of bag which is typical in other fast food restaurants. The customer who decides to dine in would have his order delivered to a cafe style table, complete with tablecloth and silverware. Both customers will enjoy the ambiance of a European cafe, complete with the same style of decoration you would expect to see in a Parisian cafe, and featuring European music.

Et Voila's management has developed a marketing strategy to launch a chain of cafes across the United States. The first cafe will be established in Santa Barbara, California, which has an atmosphere which lends itself perfectly to the sidewalk cafe with indoor and outdoor seating. The Santa Barbara general business environment is unique in that it is universally known as a resort area, attracting hundreds of thousands of visitors each year to the pleasant weather and appealing landscape, thus exposing a large number of affluent, potential franchisees to the concept. Management is in the process of researching and targeting other areas in California and the western United States conducive to the establishment of additional cafes, which Et Voila intends to establish with the proceeds of this offering. At this point, additional equity financing will be sought for nationwide expansion.

While Et Voila is in its early stages of development, it will lack the resources of the larger companies in the field, but will be able to take advantage of the new methods of accessing and providing information. From management and employee training, technical and marketing research, to communication, promotion and dissemination of information, Et Voila intends to make full use of the methods now available including: interactive multimedia, Internet discussion groups and net based research. However, there can be no assurance that Et Voila will be successful in promoting its franchise concept successfully enough to compete with other companies with greater financial resources.

THE PRODUCTS

Et Voila will offer baguette style sandwiches of various types, soups, popular European style salads, cheese and fruit plates, and pastry desserts.
As opposed to most fast food restaurants, Et Voila's cafes will feature a wine list, beers, and fine coffees and teas in addition to the usual beverages offered by the competition. All items on the menu will be simple to prepare. The only kitchen equipment necessary, other than ordinary kitchen and cutting utensils and work areas, will be a refrigerator, microwave oven and crock pots.


The menu will include chicken, tuna, ham and cheese, smoked salmon and other sandwiches, served on a fresh baguette, in a manner which one would expect from a Parisian bakery. It will also include a soup of the day, or cassoulet. Specialty items, such as proscuitto and melon, mozzarella and tomato, smoked salmon, and a specialty cheese plate, will be offered as well. Each cafe will feature a wine list with fine, but affordable wines, and beer, in addition to soda and a selection of fine coffees and teas. Simple but elegant desserts will be offered as well.


RAW MATERIALS AND PRINCIPAL SUPPLIERS AND VENDORS

Et Voila's products are perishable, and the components for its soups and sandwiches are easily obtainable from any source. Sources for food products for Et Voila include SYSCO and Smart & Final.

COMPETITION

The business of fast food restaurants is one of intense competition. The Company will be competing with many other fast food chain restaurants with more experience and greater financial resources than that of Et Voila. However, Et Voila will be offering a more comfortable, higher quality alternative to the burger, submarine sandwich, fried chicken, or Mexican fast food offered by most of the competition. As a further attraction, Et Voila's cafes will be a clean and pleasant setting with a European ambiance, designed to draw a regular clientele who will be attracted to the cafe as a place to have lunch, meet friends, or conduct business. In this way, Et Voila is offering the consumer more than just quickly prepared food and a place to eat it, but a more attractive alternative, which allows the customer to actually enjoy a quality meal at his or her own pace, or meet with friends or business associates in a comfortable setting which does not encourage the customer to eat as quickly as he or she can and then leave. Examples of some competitors are Subway and other sandwich chains, such as SUBWAY.


GOVERNMENT REGULATION

Government approval is not necessary for Et Voila's business, and government regulations have no effect or a negligible effect on its business. The Company's individual stores will have to comply with local health department regulations, which provide a minimum of safety and cleanliness.

PATENTS

Et Voila holds no patents or trademarks.

EMPLOYEES

Et Voila presently employs three employees, the officers of Et Voila, who each devote their part time efforts to Et Voila.


ITEM 2. DESCRIPTION OF PROPERTY

Et Voila rents professional offices from its attorney, Kenneth G. Eade, on a month to month basis, pursuant to an oral agreement. Et Voila has no other property. Its trade name is not a registered trademark or service mark.


ITEM 3. LEGAL PROCEEDINGS

Et Voila is involved in an Interpleader lawsuit brought against he Company and Adnan Khalil and Shanin Azarmehr, in the Third Judicial District Court for Salt Lake County in the state of Utah, Case No. 000903425. The lawsuit concerns Et Voila's refusal to allow Mr. Khalil to transfer his stock, as he has not paid for the same, by failing to provide an agreed upon inventory of equipment to Et Voila. Both defendants have defaulted after service of summons and complaint, and Et Voila is in the process of finalizing a default judgment. Et Voila is not involved in any other litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters put to a vote of Et Voila's shareholders during fiscal year 2000.

PART II
-------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Et Voila's Common Stock is not quoted on any quotation medium. If and when it creates a market for its common stock, Platinum Pearls's common stock is a penny stock, as the term is defined by Rule 3a51_1 of the Securities Exchange Act of 1934. This makes it subject to reporting, disclosure and other rules imposed on broker-dealers by the Securities and Exchange Commission requiring brokers and dealers to do the following in connection with transactions in penny stocks:

     - Prior to the transaction, to approve the person's account for transactions in penny stocks by obtaining information from the person regarding his or her financial situation, investment experience and objectives, to reasonably determine based on that information that transactions in penny stocks are suitable for the person, and that the person has sufficient knowledge and experience in financial matters that the person or his or her independent advisor reasonably may be expected to be capable of evaluating the risks of transactions in penny stocks.

In addition, the broker or dealer must deliver to the person a written statement setting forth the basis for the determination and advising in highlighted format that it is unlawful for the broker or dealer to effect a transaction in a penny stock unless the broker or dealer has received, prior to the transaction, a written agreement from the person. Further, the broker or dealer must receive a manually signed and dated written agreement from the person in order to effectuate any transactions is a penny stock.

     - Prior to the transaction, the broker or dealer must disclose to the customer the inside bid quotation for the penny stock and, if there is no inside bid quotation or inside offer quotation, he or she must disclose the offer price for the security transacted for a customer on a principal basis unless exempt from doing so under the rules.

     - Prior to the transaction, the broker or dealer must disclose the aggregate amount of compensation received or to be received by the broker or dealer in connection with the transaction, and the aggregate amount of cash compensation received or to be received by any associated person of the broker dealer, other than a person whose function in solely clerical or ministerial.

     - The broker or dealer who has effected sales of penny stock to a customer, unless exempted by the rules, is required to send to the customer a written statement containing the identity and number of shares or units of each such security and the estimated market value of the security. The imposition of these reporting and disclosure requirements on a broker or dealer make it unlawful for the broker or dealer to effect transactions in penny stocks on behalf of customers. Brokers or dealers may be discouraged from dealing in penny stocks, due to the additional time, responsibility involved, and, as a result, this may have a deleterious effect on the market for Platinum Pearls's stock.

RECENT SALES OF UNREGISTERED SECURITIES

In April, 1998, Et Voila issued 881,000 shares to Agata Gotova in exchange for Et Voila's business plan and organizational costs, and 881,000 shares to Adnan Khalil in exchange for restaurant equipment and future services. These shares were issued without registration pursuant to an exemption from registration contained within Section 4(2) of the Securities Act of 1933, to sophisticated investors who had full access to company financial and other information.

In April, 1998, Et Voila issued 10,000 shares to Rick Feinstein, in exchange for services in serving on the board of directors. These shares were issued without registration pursuant to an exemption from registration contained within Section 4(2) of the Securities Act of 1933, to sophisticated investors who had full access to company financial and other information.

On March 29, 1999, Et Voila issued 1,212,200 shares of common stock in a Regulation D Rule 504 offering to 25 individuals, in exchange for $2500.00 in gross offering proceeds, and services.

SECURITY HOLDERS

The approximate number of record holders of shares of the common stock of Et Voila outstanding as of December 31, 2000 was approximately 27.

DIVIDENDS

No dividends have been declared or paid on Et Voila's common stock, and Et Voila does not intend to pay dividends in the near future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS:


PLAN OF OPERATIONS

Et Voila is engaged in the business of developing a chain of European style fast food restaurants. Et Voila has financed its operations to date through the sale of its securities.

During the next twelve months, Et Voila plans to satisfy its cash requirements by additional equity financing. Et Voila has no current material commitments. Et Voila intends to undertake a subsequent private placement of its common stock in order to raise future development and operating capital. Et Voila depends upon capital to be derived from future financing activities such as subsequent offerings of its stock. There can be no assurance that Et Voila will be successful in raising the capital it requires through the sale of its common stock.

Et Voila has no current material commitments. Et Voila will seek to raise capital as a cash reserve, but there can be no assurance that Et Voila will be successful in raising the capital it needs through sales of its common stock.

There is no contemplated product research and development costs Et Voila will perform for the next twelve months. There is no expected purchase or sale of any plant or significant equipment, and there is no expected significant changes in the number of employees contemplated.

Et Voila's plan of operations over the next 12 months includes the implementing of its development of the first store in Santa Barbara, California, and the seeking of equity financing to develop this store and others in the chain. Et Voila will seek to foster long term relationships and word of mouth referrals through customer service and will seek to acquire affiliates through this process to establish affiliated retail locations. Operators of retail locations will split 50% of gross profits from all sales and services.

Forward Looking Statements

This registration statement contains forward-looking statements. Et Voila's expectation of results and other forward-looking statements contained in this registration statement involve a number of risks and uncertainties.

Among the factors that could cause actual results to differ materially from those expected are the following: business conditions and general economic conditions; competitive factors, such as pricing and marketing efforts; and the pace and success of product research and development. These and other factors may cause expectations to differ.

ITEM 7.     FINANCIAL STATEMENTS:

Et Voila's financial statements for the years ended December 31, 1999 and 2000 are included under Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with our independent accountant during fiscal year 2000.

PART III.
---------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The Executive Officers of Et Voila and its subsidiaries, and their ages, are as follows:

 Name                     Age                          Position
 ----------               ---                          --------
Jeffrey Volpe             44                      President, CEO Director

Agata Gotova              29                      Secretary, CFO, Director

Rick Feinstein            43                      Director


JEFFREY VOLPE. Mr. Volpe is the President, Chief Executive Officer, and Director of Et Voila. He is also the President and Chief Executive Officer of Mercury Software. He is also the Secretary of Russian-caviar.com, Russian Imports.com, and FirsTelevision.com. Mr. Volpe has over twelve years' experience in computer programming, hardware applications and software. Mr. Volpe has extensive experience in web site design and has extensive knowledge of PERL and CGI scripting, HTML, SGML, XML and others. Mr. Volpe has over 20 years legal experience including business and civil law and legal research and writing as well as all other legal support activities.

AGATA GOTOVA. Ms. Gotova is the current Secretary, Chief Financial Officer and Director of Et Voila, and has been since inception. She served as President, Secretary and Chief Financial Officer and director for Russian-Caviar.com, Inc. and for Russian Imports, Inc. from February, 2000 through December, 2000. She is also the Secretary and Director of FBI Fresh Burgers International, and the President of Cinecam Corporation, since its inception in 1999. From 1992 through 1995, she was engaged in the import and export business, specializing in trade with Russia and the former Soviet Republics.

For a period of four years prior to 1997, Ms. Gotova resided and did business in Paris, France. She speaks French, English and Russian fluently. Ms. Gotova was educated at the University, Minister of International Affairs, Moscow, and Sorbonne University, Paris.

RICK FEINSTEIN. Mr. Feinstein is a Director of Et Voila. For the past seven years, he has been the Transportation Director of Colton Joint Unified School District in San Bernardino County, California, where he was responsible for overseeing a $2-3 million annual budget, 6500 vehicles and 65 employees. He also served as Director of the Ride Share Program and toxic waste reporting. Prior to Colton, Mr. Feinstein spent fourteen years in management at the Los Angeles Unified School District Transportation Department. From 1982 through 1986, he founded, owned and operated "Best of Video", a small chain of video stores in Orange County, California. Mr. Feinstein was educated at California State University, Dominguez Hills, California.

FAMILY RELATIONSHIPS.

There are no family relationships among directors, executive officers or other persons nominated or chosen by Et Voila to become officers or executive officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

Et Voila is not aware of any material legal proceedings involving any director, director nominee, promoter or control person including criminal convictions, pending criminal matters, pending or concluded administrative or civil proceedings limiting one's participation in the securities or banking industries, or findings of securities or commodities law violations.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.
Section 16(a) of the Securities Exchange Act of 1934 requires Et Voila's officers and directors, and persons who own more than ten percent of a registered class of Et Voila's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish Et Voila with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, Nortech believes that, during the fiscal year ended December 31, 2000, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the cash and non-cash compensation paid by Et Voila to its Chief Executive Officer and all other executive officers for services rendered during the fiscal year ended December 31, 2000. No salaries are being paid at the present time. There were no grants of options or SAR grants given to any executive officers during the last fiscal year.

                              Annual Compensation
                              -------------------

         Name and Position   Salary     Bonus     Annual Deferred Salary
         -----------------   ------     -----     ----------------------

                                       None


ITEM 10.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock of Et Voila as of the end of the fiscal year, 1998, by (I) each person who is known by Et Voila to be the beneficial owner of more than five percent () of the issued and outstanding shares of common stock, (ii) each of Et Voila's directors and executive officers, and
(iii) all directors and executive officers as a group.

Name and Address               Number of Shares          Percentage Owned
----------------                ----------------          ----------------
Agata Gotova(2)                    881,000                       29.62%
827 State Street, Ste. 26
Santa Barbara, CA 93101

Rick Feinstein                      10,000                         .34%
809 Ocean Ave. #2
Seal Beach, CA

Jeffrey Volpe                      881,000                       29.62%

Reseda, CA 91335

Officers and Directors           1,772,000                       59.58
as a Group
 ------------
 (1) Table is based on current outstanding shares of 2,974,200
 (2) Agata Gotova is the wife of Et Voila's attorney, Kenneth G. Eade.

   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Et Voila's sole promoter is Agata Gotova. Et Voila rents its offices from its attorney, Kenneth G. Eade, on a month to month basis on an arms length basis for an insignificant amount of monthly rental.

In April, 1998, Et Voila issued 881,000 shares to Agata Gotova in exchange for Et Voila's business plan and organizational costs, and 881,000 shares to Adnan Khalil in exchange for future services. These shares were issued without registration pursuant to an exemption from registration contained within
Section 4(2) of the Securities Act of 1933, to sophisticated investors who had full access to company financial and other information.

In April, 1998, Et Voila issued 10,000 shares to Rick Feinstein, in exchange for services in serving on the board of directors. These shares were issued without registration pursuant to an exemption from registration contained within Section 4(2) of the Securities Act of 1933, to sophisticated investors who had full access to company financial and other information.

There have been no other transactions since the beginning of fiscal year 1998, or any currently proposed transactions, or series of similar transactions, to which Et Voila was or is to be a party, in which the amount involved exceeds $60,000, and in which any of the officers, or directors, or holders of over 5% of Et Voila's stock have or will have any direct or indirect material interest. Et Voila does not currently have any policy toward entering into any future transactions with related parties.

ITEM 13. INDEX TO EXHIBITS AND REPORTS ON FORM 8-K

(a)  Financial Statements (included in Part II of this Report):

 Report of Independent Certified Public Accountant
 Financial Statements
 Balance Sheets
 Statement of Loss And Accumulated Deficit
 Statements of Cash Flows
 Statements of Stockholder's Equity
 Notes to Consolidated Financial Statements

 (b) Reports on Form 8-K: None

 (c) Exhibits


[CAPTION]
Item 13. FINANCIAL STATEMENTS

ROGELIO G. CASTRO
Certified Public Accountant
REPORT OF INDEPENDENT AUDITOR

To the Shareholders and Board of Directors
Et Voila! European Cafes, Inc.

I have audited the accompanying balance sheets of Et Voila! European Cafes, Inc. (A Development Stage Enterprise) as of September 30, 1999 and December 31, 1998 and the related statements of income, stockholders' equity, and cash flows for the nine months ended September 30, 1999 and the year then ended. These financial statements are the responsibility of Et Voila's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for our opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Et Voila! European Cafes, Inc. A Development Stage Company) at December 31, and December 31, 2000, and the results of operations and cash flows for the year period April 8, 1998(inception) through December 31, 2000, in conformity with generally accepted accounting principles.

 Oxnard, California
 /s/ Rogelio G. Castro
 ---------------------
 March 15, 2001

[CAPTION]
Et Voila! European Cafes, Inc.
(A Development Stage Company)
BALANCE SHEET
AS OF DECEMBER 31, 1999 AND DECEMBER 31, 2000


                                       Dec. 31     December 31
                                        1999         2000
ASSETS                                 -------    -----------
Current Assets:
 Cash                                  $   676    $     676

 Total Current Assets                  -------      ------
                                           676          676
                                       -------      ------
          TOTAL ASSETS                 $   676     $    676
                                        ______     _______
                                        ------     -------

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
  Total Current Liabilities            $  --       $ --
                                        ------      ------

Stockholders' Equity:

 Common stocks, $.001 par value
 Authorized shares - 25,000,000
 Issued and outstanding shares
 2,974,200 issued and outstanding        2,974       2,974
 Capital in excess of par value         16,126      16,126
 Deficit accumulated during
 development stage                     (18,424)    (18,424)
                                       -------     -------
 Total Stockholders' Equity                676         676
                                       -------     -------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY               $       676    $    676
                                       _______     _______
                                       -------     -------


[CAPTION]
Et Voila! European Cafes, Inc.
(A Development Stage Company)
STATEMENT OF INCOME FOR THE YEAR ENDED DECEMBER 31, 1999 AND FOR THE YEAR ENDED DECEMBER 31, 2000 AND FROM APRIL 8, 1998 (INCEPTION) THROUGH DECEMBER 31, 2000
1999

                                          Cumulative
                                            During
                                          Development   Dec. 31    December 31
                                            Stage        1999         2000
                                          -----------   -------    -----------
Income
Sales                                     $  -0-          -0-            -0-
                                             -----     --------       --------

Total Income                                  -            -              -
                                             -----     --------       --------
Expenses:

General & Administrative Expenses           18,424      1,524               0
                                           -------     ---------      --------
Total Expenses                              18,424      1,524               0
                                           -------     ---------      --------
Net loss                                   (18,424)    (1,524)              0
                                           ========     =======        ======
Loss per common share                                  $(0.00)        $(0.00)
                                                        =======        ======

[CAPTION]
                         Et Voila! European Cafes, Inc.
                         (A Development Stage Company)
                            STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                   AND FOR THE YEAR ENDED DECEMBER 31, 2000
                   AND FROM APRIL 8, 1998 (INCEPTION) THROUGH
                               DECEMBER 31, 2000


                                          Cumulative
                                            During
                                          Development   Dec. 31    December 31
                                            Stage        1999         2000
                                          -----------   -------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                $ ( 18,424)   $ ( 1,524)   $      0
Adjustments to reconcile
 net cash provided by
 operating activities:
Stocks issued for services                  16,900        -               0
                                           --------     --------    -----
NET CASH PROVIDED (USED)
BY OPERATING ACTIVITIES                     (1,524)      (1,524)      -
                                             ------        ------     -----
INCREASE IN CASH                             -              -         -
                                           -------       ------     -----
INCREASE IN CASH                               676       (1,524)          0

BEGINNING CASH                                  -         2,200       -
                                           -------        -----     ------
ENDING CASH                               $    676          676           0
                                           =======        =====     ======
NON CASH DISCLOSURE
 Stocks issued for services               $ 16,900     $     -      $      0

[CAPTION]
                         Et Voila! European Cafes, Inc.
                         (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' EQUITY
                         FROM APRIL 8, 1998 (INCEPTION)


                                              Common   Paid      Accumulated
                                 Number of    Stock     In       Retained
                                 Shares      @Par Value Capital  Deficit
                                -----------  ---------- -------  -----------
Stocks issued for cash-1998         2,200         2     2,198

Stocks issued for services      2,972,000     2,972    13,928

Net loss - Dec. 31, 1998                                         $(16,900)

December 31, 1997
                                ---------    --------   -------
Balance at December 31, 1998    2,974,200     2,974    16,126     (16,900)
                                ---------    --------   -------
Net loss-Decemer 31, 1999                                         ( 1,524)
                                ---------    --------   -------  ---------
                                2,974,200     2,974    16,126     (16,900)
Balance at Sept.30,  1999       =========     =====   =======      =======
                                                             0
Net loss-December 31, 2000    -----------       ------ -------   ----------

                                2,974,200     2,974    16,126     (16,900)
Balance at Sept.30,  1999       =========     =====   =======      =======


[CAPTION]
Et Voila! European Cafes, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF THE BUSINESS
Et Voila! European Cafes, Inc. (Et Voila) was incorporated under the laws of the state of Nevada on April 8, 1998. The purpose for which the Corporation is organized is to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of the State of Nevada including, without limitation, to engage in a business of marketing the concept of a fast food restaurant European style. Et Voila has been in the development stage since its formation on April 8, 1998. Planned principal operations have not commenced since then. There were no significant activities from its inception date through December 31, 2000.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

A.  Et Voila uses the accrual method of accounting.

B. Revenues and directly related expenses are recognized in the period when the goods are shipped to the customers.

C. Et Voila considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. Et Voila currently has no cash equivalents.

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


 Item 14. EXHIBITS, FINANCIAL STATEMENTS

 14(a) Report of Independent Certified Public Accountant December 17, 1999 Financial Statements
 Balance Sheets
 Statement of Loss And Accumulated Deficit
 Statements of Stockholder's Equity
 Statements of Cash Flows
 Notes to Consolidated Financial Statements

   (b) Reports on Form 8-K: Not Applicable
   (c) Exhibits

 Exhibit No.                  D E S C R I P T I O N
 -----------                  ---------------------

  3 (a)      Articles of Incorporation Et Voila! European Cafes, Inc.*
  3 (b)      By-laws Et Voila! European Cafes, Inc.*
  4 (a)      Specimen certificate of common stock *
  10         Other Documents - Not applicable
-----------
*Incorporated by reference to Et Voila's Form 10-SB dated December 17, 1999

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Et Voila! European Cafes, Inc.

/s/ Jeffrey Volpe
------------------------------
Jeffrey Volpe, President and Director
Date: March 15, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jeffrey Volpe
-------------------------------------
Jeffrey Volpe, President and Director
Date: March 15, 2001

/s/Agata Gotova
------------------------------------------
   Agata Gotova, Secretary/Treasurer/Director
   Date: March 15, 2001






[TYPE]EX-27
<SEQUENCE>2
[DESCRIPTION]FINANCIAL DATA SCHEDULE

[ARTICLE] 5
[PERIOD-TYPE]                              12-MOS
[FISCAL-YEAR-END]                          MAR-31-2000
[PERIOD-END]                               MAR-31-2000
[CASH]                                         105,676
[SECURITIES]                                         0
[RECEIVABLES]                                   33,701
[ALLOWANCES]                                    31,768
[INVENTORY]                                    176,069
[CURRENT-ASSETS]                                90,438
[PP&E]                                          10,455
[DEPRECIATION]
[TOTAL-ASSETS]                               1,116,417
[CURRENT-LIABILITIES]                          150,435
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                        45,915
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]                 1,116,417
[SALES]                                      2,360,079

[TOTAL-REVENUES]                             2,360,079
[CGS]                                          626,060
[TOTAL-COSTS]                                2,165,732
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                              19,326
[INCOME-PRETAX]                                686,561
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                            686,561
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                    686,561
[EPS-BASIC]                                      .029
[EPS-DILUTED]                                      .029