Form 10-Q
period 2001-03-31
ET VOILA EUROPEAN CAFES INC
filed 2001-05-02
CIK 1084088

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

FORM 10QSB

(X)      Quarterly report pursuant to Section 13 or 15(d) of the Securities

         Exchange Act of 1934 for the quarterly period ended March 31, 2001

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

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K


SIGNATURES

FINANCIAL DATA SCHEDULE

                         Et Voila! European Cafes, Inc.
                         (A Development Stage Company)
                                 BALANCE SHEET
                   As of March 31, 2001 and December 31, 2000


                                      March 31,     December 31,
                                        2000          2000
                                       -------     ------------
ASSETS
Current Assets:
 Cash                                  $   676      $    676

 Total Current Assets                  -------        ------
                                           676           676
                                       -------        ------
          TOTAL ASSETS                 $   676       $   676
                                       =======       ========

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
  Total Current Liabilities            $  --         $ --
                                       -------       -------

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

                         Et Voila! European Cafes, Inc.
                         (A Development Stage Company)
                 STATEMENT OF INCOME FOR THE THREE MONTHS ENDED
                       March 31, 2001 and March 31, 2000

                                          Cumulative
                                            During
                                          Development   March 31,   March 31,
                                            Stage        2001         2000
                                          -----------   -------     -------
Income
Sales                                     $   -0-          -0-            -0-
                                             -----     --------       --------
Total Income                                   -            -              -
                                             -----     --------       --------
Expenses:
General & Administrative Expenses             18,424        0          1,524
                                             -------   ---------      --------
Total Expenses                                18,424        0          1,524
                                             -------   ---------
-------1,524 16,900)
                                             ========   =======        ======
Loss per common share                                  $(0.00)        $(0.00)
                                                        =======        ======


                         Et Voila! European Cafes, Inc.
                         (A Development Stage Company)
                            STATEMENT OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2001
                  AND FOR THE NINE MONTHS ENDED MARCH 31, 2000

                                          Cumulative
                                            During
                                          Development   March 31,    March 31,
                                            Stage        2001          2000
                                          -----------   --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                $ ( 18,424)   $ (     0)    $ (1,524)
Adjustments to reconcile
 net cash provided by
 operating activities:
Stocks issued for services                  16,900        -           (1,524)
                                          -----------   --------     --------
NET CASH PROVIDED (USED)
BY OPERATING ACTIVITIES                     (1,524)      (    0)      (1,524)
                                          -----------   --------     --------
INCREASE IN CASH                             -                -            -
                                          -----------   --------     --------
INCREASE IN CASH                               676           (0)      (1,524)

BEGINNING CASH                                  -           676        2,200
                                          -----------   --------     --------
ENDING CASH                               $    676          676          676
                                          ===========   ========     ========

NON CASH DISCLOSURE
 Stocks issued for services               $16,900       $     -      $     -



                         ET VOILA! EUROPEAN CAFES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' EQUITY
                         FROM APRIL 8, 1998 (INCEPTION)
                             THROUGH MARCH 31, 2001


                                              Common    Paid      Accumulated
                                 Number of    Stock     In        Retained
                                 Shares      @Par Value Capital   Deficit
                                -----------  ---------- -------  -----------
Stocks issued for cash-1998         2,200         2     2,198
Stocks issued for services      2,972,000     2,972    13,928
Net loss - December 31, 1998                                      $(16,900)

December 31, 1997
                                ---------    --------   -------
Balance at December 31, 1998    2,974,200     2,974    16,126      (16,900)
                                ---------    --------   -------
Net loss-December 31, 1999                                         ( 1,524)
                                ---------    --------   -------  ---------
                                2,974,200     2,974    16,126      (16,900)
Balance at Sept. 30, 2000       =========     =====   =======    =========
                                        0         0         0      (16,900)
                                ---------    --------   -------  ---------
                                2,974,200     2,974    16,126      (16,900)
Balance at mARCH 31, 2001       =========     =====   =======    =========


Et Voila! European Cafes, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF THE BUSINESS

Et Voila! European Cafes, Inc. (the Company) was incorporated under the laws of the state of Nevada on April 8, 1998. The purpose for which the Corporation is organized is to engage in any lawful act or activity for which a corporation may be organized under the Ge0neral Corporation Law of the State of Nevada including, without limitation, to engage in a business of marketing the concept of a fast food restaurant European style. The Company has been in the development stage since its formation on April 8, 1998. Planned principal operations have not commenced since then. There were no significant activities from its inception date through March 31, 2001.

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


PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THIS ANALYSIS CONTAINS FORWARD-LOOKING COMMENTS WHICH ARE BASED ON CURRENT INFORMATION. ACTUAL RESULTS IN THE FUTURE MAY DIFFER MATERIALLY.

The Company is engaged in the business of establishing a chain of European style fast food restaurants. The Company has not yet commenced operations and a discussion of comparative information is not meaningful.

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

ET VOILA! EUROPEAN CAFES, INC.


   Dated: April 27, 2001          By:     Jeffrey Volpe
                                        ---------------------------
                                          Jeffrey Volpe, President



   Dated: April 27, 2001          By:     Agata Gotova
                                        -------------------------------------
                                          Agata Gotova, Chief Financial Officer