Form 10KSB/A
period 2000-12-31
ET VOILA EUROPEAN CAFES INC
filed 2001-05-08
CIK 1084088

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               FORM 10-KSB/A

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                         Et Voila! European Cafes, Inc.
                 (Name of Small Business Issuer in its charter)

            Nevada                                            91-1903590
----------------------------------                        ------------------
(State or other jurisdiction of                       I.R.S. Employer ID. No.)
incorporation or organization)

827 State Street, Suite 26
Santa Barbara, CA                                               93101
----------------------------------                        ------------------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, including area code 805-560-1308
----------------------------------             ------------

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ] The issuer's revenues for the Fiscal Year ended December 31, 2000 were $0.

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the issuer as of December 31, 2000 computed by reference to the close price as at December 31, 2000 of 2,974,200 of the registrant's Common Stock was approximately $2,512,203. As at December 31, 2000, there were 2,974,200 shares of the issuer's common stock outstanding.

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

                                TABLE OF CONTENTS
                               -----------------

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

SIGNATURES........................................63


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

PART II
-------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Et Voila's Common Stock is not quoted on any quotation medium. If and when it creates a market for its common stock, Platinum Pearls's common stock is a penny stock, as the term is defined by Rule 3a51_1 of the Securities Exchange Act of 1934. This makes it subject to reporting, disclosure and other rules imposed on broker_dealers by the Securities and Exchange Commission requiring brokers and dealers to do the following in connection with transactions in penny stocks:

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

PART III.
---------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The Executive Officers of Et Voila and its subsidiaries, and their ages, are as follows:

 Name                     Age                          Position
 ----------               ---                          --------
Jeffrey Volpe             45                      President, CEO Director

Agata Gotova              29                      Secretary, CFO, Director

Rick Feinstein            43                      Director

JEFFREY VOLPE. Mr. Volpe is the President, Chief Executive Officer, and Director of Et Voila. He is also the President and Chief Executive Officer of Mercury Software. He is also the Secretary of Russian-caviar.com, Russian Imports.com, and FirsTelevision.com. Mr. Volpe has over twelve years' experience in computer programming and software development including extensive experience with web programming using PERL and CGI scripting. Mr. Volpe has over 18 years litigation experience as well as intimate knowledge of most other areas of law. Mr. Volpe has developed a streamlined method for converting files from various platforms and programs into Edgar compatible formats which are required by the Securities and Exchange Commission.

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

Name and Address               Number of Shares          Percentage Owned
----------------                ----------------          ----------------
Agata Gotova(2)                    881,000                       29.62%
827 State Street, Ste. 26
Santa Barbara, CA 93101

Rick Feinstein                      10,000                         .34%
809 Ocean Ave. #2
Seal Beach, CA

Jeffrey Volpe                      881,000                       29.62%
827 State St.
Santa Barbara, CA 93101

Officers and Directors           1,772,000                       59.58
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

 (c) Exhibits

Item 13. FINANCIAL STATEMENTS

ROGELIO G. CASTRO
Certified Public Accountant
REPORT OF INDEPENDENT AUDITOR

To the Shareholders and Board of Directors
Et Voila! European Cafes, Inc.

I have audited the accompanying balance sheets of Et Voila! European Cafes, Inc. (A Development Stage Enterprise) as of December 31, 1999 and December 31, 2000 and the related statements of income, stockholders' equity, and cash flows for the period year ended December 31, 1999 and the year ended December 31, 2000. These financial statements are the responsibility of Et Voila's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

Oxnard, California
Rogelio G. Castro
------------------
Rogelio G. Castro
March 15, 2001

                         Et Voila! European Cafes, Inc.
                         (A Development Stage Company)
                                 BALANCE SHEET
                 AS OF DECEMBER 31, 1999 AND DECEMBER 31, 2000


                                       Dec. 31    December 31
                                        1999          2000
ASSETS Total Current Assets            -------      ------
Current Assets:
 Cash                                  $   676    $     676

 Total Current Assets                  -------      ------
                                           676          676
                                       -------      ------
          TOTAL ASSETS                 $   676     $    676
                                        ______     _______
                                        ------     -------

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
  Total Current Liabilities            $  --       $ --
                                        ------      ------

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



                                          Cumulative
                                            During
                                          Development   Dec. 31    December 31
                                            Stage        1999         2000
                                           --------     --------    -----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                $ ( 18,424)   $ ( 1,524)  $    0
Adjustments to reconcile
 net cash provided by
 operating activities:
Stocks issued for services                  16,900        -            0
                                           --------     --------    -----
NET CASH PROVIDED (USED)
BY OPERATING ACTIVITIES                     (1,524)      (1,524)      -
                                             ------     --------    -----
INCREASE IN CASH                                -           -         -
                                           -------       ------     -----
INCREASE IN CASH                               676       (1,524)       0

BEGINNING CASH                                  -         2,200       -
                                           -------        -----     ------
ENDING CASH                               $    676          676        0
                                           =======        =====     ======
NON CASH DISCLOSURE
 Stocks issued for services                $16,900     $    -      $   0

                         Et Voila! European Cafes, Inc.
                         (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' EQUITY
                         FROM APRIL 8, 1998 (INCEPTION)
                            THROUGH DECMBER 31, 2000



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

Et Voila! European Cafes, Inc.

Jeffrey Volpe
_____________________________________
Jeffrey Volpe, President and Director

Date: May 4, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Jeffrey Volpe
 _____________________________________
 Jeffrey Volpe, President and Director

 Date: May 4, 2001

 Agata Gotova
 __________________________________________
 Agata Gotova, Secretary/Treasurer/Director

 Date: May 4, 2001