Form 10-Q
period 2001-06-30
ET VOILA EUROPEAN CAFES INC
filed 2001-08-09
CIK 1084088

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

                                    FORM 10QSB

(X)      Quarterly report pursuant to Section 13 or 15(d) of the Securities

         Exchange Act of 1934 for the quarterly period ended June 30, 2001

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to______


                        COMMISSION FILE NUMBER 333-1084088
                                              -----------


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


                             563 Old Pretoria Road
                             Midrand, South Africa
                                  011-652-6350
------------------------------------------------------------------------------
(Address of Principal Executive Offices, including Registrant's zip code and telephone number)

              827 State Street. #26, Santa Barbara, California 93101
          --------------------------------------------------------------
          Former name, former address and former fiscal year, if changed


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

The number of shares of the registrant's common stock as of June 30, 2001 15,134,200 shares.

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

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES

FINANCIAL DATA SCHEDULE

                         ET VOILA! EUROPEAN CAFES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                   AS OF DECEMBER 31, 2000 AND JUNE 30, 2001


                                       December 31     June 30,
                                          2000          2001
ASSETS                                 -----------   -----------
Current Assets:
 Cash                                  $   676       $         0
Technology charter                                   $16,000,000
Investment in subsidiary                               8,000,000
                                       -----------     --------
Total Current Assets                       676       $24,000,000
                                       -----------     --------
          TOTAL ASSETS                 $   676       $24,000,000
                                       ===========   ===========
LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
  Total Current Liabilities            $  --         $ --
                                        ------        ------

Stockholders' Equity:

 Common stocks, $.001 par value
 Authorized shares - 25,000,000
 Issued and outstanding shares
 2,974,200 issued and outstanding
 at 12/31/2000 and 15,134,200 at
  June 31, 2001                         16,126            15,134

 Capital in excess of par value          2,974        24,003,290
 Deficit accumulated during
 development stage                     (18,424)          (18,424)
                                       -----------   -----------
 Total Stockholders' Equity                676       $24,000,000
                                       -----------   -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY               $       676       $24,000,000

                                       ===========   ===========

                         ET VOILA! EUROPEAN CAFES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF INCOME FOR THE SIX MONTHS ENDED
                        JUNE 30, 2000 AND JUNE 30, 2001


                                          June 30,     June 30,
                                            2000        2001
                                          --------     --------
Income
Sales                                        -0-          -0-
                                          --------     --------
Total Income                                  -            -
                                          --------     --------
Expenses:

General & Administrative Expenses           1,524         -0-
                                          --------     --------
Total Expenses                              1,524         -0-
                                          --------     --------
Net loss                                   (1,524)       (-0-)
                                          ========     ========
Loss per common share                     $ (0.00)     $ (0.00)
                                          ========     ========




                         ET VOILA! EUROPEAN CAFES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2001
                   AND FOR THE SIX MONTHS ENDED JUNE 30, 2001


                                          Cumulative
                                            During
                                          Development   June 30    June 30
                                            Stage         2000       2001
                                           --------     --------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                $ ( 18,424)   $ ( 1,524)   $      (0)
Adjustments to reconcile
 net cash provided by
 operating activities:
Stocks issued for services                  16,900         -               0
                                           --------     --------    ---------
NET CASH PROVIDED (USED)
BY OPERATING ACTIVITIES                     (1,524)     (1,524)            -

                                           --------     --------    ---------
INCREASE IN CASH                               -           -               -
                                           --------     --------    ---------
INCREASE IN CASH                               676      (1,524)            0

BEGINNING CASH                                 -         2,200              -
                                           --------     --------    ---------
ENDING CASH                               $   676          676              0
                                           ========     ========    =========
NON CASH DISCLOSURE
Stocks issued for services               $16,900      $    -      $     1,598
Stocks issued for assets and
 subsidiary value                                                 $24,000,000




                        ET VOILA! EUROPEAN CAFES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' EQUITY
                        FROM APRIL 8, 1998 (INCEPTION)
                             THROUGH JUNE 30, 2001


                                              Common     Paid     Accumulated
                                 Number of    Stock      In       Retained
                                 Shares      @Par Value  Capital  Deficit
                                -----------  ----------  -------  -----------
Stocks issued for cash-1998         2,200         2       2,198

Stocks issued for services      2,972,000     2,972      13,928

Net loss - December 31, 1998                                       $(16,900)

December 31, 1997
                                ---------    --------    -------
Balance at December 31, 1998    2,974,200     2,974      16,126     (16,900)
                                ---------    --------    -------
Net loss-December 31, 1999                                          ( 1,524)
                                ---------    --------    -------   ---------
                                2,974,200     2,974      16,126     (16,900)
                                ---------    --------    -------   ---------
Balance at December 31, 2000    2,974,200     2,974      16,126     (16,900)
                                ---------    --------    -------   ---------
Stock issued for services
 January 2000                     160,000       160       1,598     (18,424)
Stocks issued for assets
 June 2001                     12,000,000    12,000  23,985,566
Net loss June 30, 2001                                                    0

Balance at June 30, 2001       15,134,200    15,134  24,003,290 $24,000,000
                               ==========    ======  ==========    =========

                        ET VOILA! EUROPEAN CAFES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF THE BUSINESS

Et Voila! European Cafes, Inc. (the Company) was incorporated under the laws of the state of Nevada on April 8, 1998. The purpose for which the Corporation is organized is to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of the State of Nevada including, without limitation, to engage in the business of marketing the concept of a fast food restaurant European style. In June 2001, the Company acquired the assets of Celtron International, Ltd., and began to engage in the business of vehicle locating and tracking.

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

PART I. FINANCIAL INFORMATION

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

Since inception, we have had no revenues and experienced losses. We have financed our operations primarily through the sale of our common stock or by loans from shareholders. The net loss for the period ending June 30, 2001 was $$1,524, compared to a net loss of profit $1,950 for the same period of 2000. The difference is insignificant, and a comparison of the two periods is not meaningful, due to the fact that we have had minimal operations and nominal expenses since inception.

Liquidity and Capital Resources

As of June 30, 2001, we had $0 cash on hand and total current liabilities of $0. We have no material commitments for the next twelve months. We believe that our current cash needs for at least the next twelve months can be met by our operations and loans from our directors, officers and shareholders. Due to our lack of cash and current liabilities since inception, management believes a comparison of the period ended June 30, 2001 and the period June 30, 2000 would not be meaningful.

PART II. OTHER INFORMATION

Item 1.  Legal proceedings

The Company is involved in an Interpleader lawsuit brought against he
Company and Adnan Khalil and Shanin Azarmehr, in the Third Judicial District Court for Salt Lake County in the state of Utah, Case No. 000903425. The lawsuit concerns the company's refusal to allow Mr. Khalil to transfer his stock, as he has not paid for the same, by failing to provide an agreed upon inventory of equipment to the company. A default has been entered against Mr. Kahlil, and the Company expects a default judgment to be entered shortly.

Item 2.  Changes in securities and use of proceeds            NONE

Item 3.  Defaults on senior securities                        NONE

Item 4.  Submission of items to a vote                        NONE

Item 5.  Other information                                    NONE

Item 6.

 a)      Exhibits                                             NONE
 b)      Reports on 8K                                        JUNE 2001

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ET VOILA! EUROPEAN CAFES, INC.


   Dated: August 7, 2001             By:  Allen Harington
                                        ---------------------------
                                          Allen Harington President


   Dated: August 7, 2001             By:   Amanda Harington
                                        -------------------------------------
                                           Amanda Harington,
                                           Chief Financial Officer