Form 10-Q
period 2001-09-30
ET VOILA EUROPEAN CAFES INC
filed 2001-11-16
CIK 1084088

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

                                    FORM 10QSB

(X)      Quarterly report pursuant to Section 13 or 15(d) of the Securities

         Exchange Act of 1934 for the quarterly period ended September 30, 2001

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

The number of shares of the registrant's common stock as of September 30, 2001 15,134,200 shares.

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

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES

FINANCIAL DATA SCHEDULE

                         ET VOILA! EUROPEAN CAFES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                 AS OF DECEMBER 31, 2000 AND SEPTEMBER 30, 2001


                                       December 31   September 30,
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

Stockholders' Equity:

 Common stocks, $.001 par value
 Authorized shares - 25,000,000
 Issued and outstanding shares
 2,974,200 issued and outstanding
 at 12/31/2000 and 15,134,200 at
  September 31, 2001                    16,126            15,134

 Capital in excess of par value          2,974        24,003,290
 Deficit accumulated during
 development stage                     (18,424)          (18,424)
                                       -----------   -----------
 Total Stockholders' Equity                676       $24,000,000
                                       -----------   -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY               $       676       $24,000,000

                                       ===========   ===========

                         ET VOILA! EUROPEAN CAFES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF INCOME FOR THE NINE MONTHS ENDED
                   SEPTEMBER 30, 2000 AND SEPTEMBER 30, 2001


                                        September 30, September 30,
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
                                          ========     ========




                         ET VOILA! EUROPEAN CAFES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                AND FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001


                                          Cumulative
                                            During
                                          Development   Sept.30    Sept. 30
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




                        ET VOILA! EUROPEAN CAFES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' EQUITY
                        FROM APRIL 8, 1998 (INCEPTION)
                          THROUGH SEPTEMBER 30, 2001


                                              Common     Paid     Accumulated
                                 Number of    Stock      In       Retained
                                 Shares      @Par Value  Capital  Deficit
                                -----------  ----------  -------  -----------
Stocks issued for cash-1998         2,200         2       2,198

Stocks issued for services      2,972,000     2,972      13,928

Net loss - December 31, 1998                                       $(16,900)

December 31, 1997
                                ---------    --------    -------
Balance at December 31, 1998    2,974,200     2,974      16,126     (16,900)
                                ---------    --------    -------
Net loss-December 31, 1999                                          ( 1,524)
                                ---------    --------    -------   ---------
                                2,974,200     2,974      16,126     (16,900)
                                ---------    --------    -------   ---------
Balance at December 31, 2000    2,974,200     2,974      16,126     (16,900)
                                ---------    --------    -------   ---------
Stock issued for services
 January 2000                     160,000       160       1,598     (18,424)
Stocks issued for assets
 September 2001                12,000,000    12,000  23,985,566
Net loss September 30, 2001                                               0

Balance at September 30, 2001  15,134,200    15,134  24,003,290 $24,000,000
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

ET VOILA! EUROPEAN CAFES, INC.


   Dated: November 14, 2001          By:  Allen Harington
                                        ---------------------------
                                          Allen Harington President


   Dated: November 14, 2001          By:   Amanda Harington
                                        -------------------------------------
                                           Amanda Harington,
                                           Chief Financial Officer