Form 10KSB
period 2001-12-31
ET VOILA EUROPEAN CAFES INC
filed 2002-04-02
CIK 1084088

U.S. SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C. 20549

                       FORM 10-KSB

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
  SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
                     DECEMBER 31, 2001

                  ET VOILA! EUROPEAN CAFES, INC.
               ------------------------------------------
      (Exact name of registrant as specified in its charter)



            Nevada                                      91-1903590
       -------------------        ----------------------------------
  (State or other jurisdiction of      (IRS Employer  Identification No.)
   incorporation or organization)



                   563 Old Pretoria Road
                   Midrand, South Africa
                     011-2783-785-4584
  ------------------------------------------------------------
  (Address and telephone number of principal executive offices)
                             --------------------------

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

  The issuer's revenues for the Fiscal Year ended December 31, 2001 were $0 The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the issuer as of December 31, 2001, computed by reference to the market value of the registrant's common stock according to the over-the-counter bulletin board, administered by the NASD, was approximately $as arbitrarily determined by the board of directors, was approximately $1,550,000.

  As at December 31, 2001, there were 15,534,000 shares of the issuer's common stock outstanding.

  Transitional Small Business Disclosure Format (check one)
  Yes     No X
                                                            --
  ---   -----

    TABLE OF CONTENTS
                                 -----------------
  PART I
  ------

  Item 1     Description of Business .............   3

  Item 2     Description of Property..............   6

  Item 3     Legal Proceedings ...................   6

  Item 4     Submission of Matters to a
             Vote of Security Holders.............   6
  PART II

  Item 5     Market for Common Equity and
             Related Stockholder Matters .........   7

  Item 6     Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations ...........   9

  Item 7     Financial Statements and
             Supplementary Data ..................  10

  Item 8     Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure ................  10





  PART III

  Item 9     Directors and Executive Officers
             of the Registrant ..................   10

  Item 10    Executive Compensation .............   11

  Item 11    Security Ownership of Certain
             Beneficial Owners and Management ...   12

  Item 12    Certain Relationships and
             Related Transactions ...............   13

  Item 13    Exhibits and Reports on Form 8-K ...   13

  SIGNATURES ....................................   19


  PART 1
  ------
            FORWARD LOOKING STATEMENTS

  This annual report statement contains forward-looking statements. Et Voila's expectation of results and other forward-looking statements contained in this registration statement involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially from those expected are the following: business conditions and general economic conditions; competitive factors, such as pricing and marketing efforts; and the pace and success of product research and development. These and other factors may cause expectations to differ.


  ITEM 1.   DESCRIPTION OF BUSINESS

  RECENT DEVELOPMENTS

  On or about June 20, 2001, Et Voila! European Cafes, Inc. acquired all of the assets of Celtron International, Ltd., an Irish Corporation, including but not limited to a vehicle tracking and recovery system, and the trade name and business associated with it, known as "Buddi Track," and the licensed technology, trade name and business of a fleet vehicle and recovery system known as "Mobi Track," and technology and intellectual property rights consisting of:


            a. A technology design relating to the electronic hardware and firmware for a pre-paid mobile fixed cellular telephone that is activated by way of automated remote validation of credit-, debit- and pre-paid cards. All call charges are automatically debited against the end-user account and settled within 24 hours of cost incurred.

            b. The electronic hardware and software management system utilized to do automated validation and debiting of credit-, debit- and pre-paid cards utilized on the pre-paid mobile fixed cellular telephone systems from a centralized location.

            c. The technology design relating to the electronic hardware and firmware of a combination cellular and GPS vehicle tracking system for private, commercial or heavy-duty vehicles.

            d. The software mapping and management system utilized to remotely manage and monitor vehicles fitted with automated vehicle tracking systems.

            e. The technology design relating to the electronic hardware and firmware of a container-tracking device designed to remotely track the movement of shipping containers without manual involvement.

            f. The software management system utilized to remotely manage and monitor the movement of shipping containers.


  The acquisition of the assets and the business opportunities which came with the assets resulted in a change in the business direction of the company, as follows:



  IN GENERAL

  The acquisition of the above-referenced assets put the company into the business of marketing vehicle locating and management systems, which, utilizing cellular, global positioning, and satellite technology, helps fleet owners manage their fleets of vehicles, and helps consumers to locate stolen vehicles. Further application of the technology has resulted in systems to track and remotely manage the movement of shipping containers.

  Products and Services

  Buddi Track

  Buddi Track is the company's licensed vehicle recovery system, currently deployed in South Africa. The Buddi Track system uses state-of-the-art satellite based Global Positioning System for positional information and the GSM cellular network as its communications platform. The Buddi Track unit is hidden in each vehicle in a unique area. When a vehicle is reported stolen, our operations center locates the vehicle within 30 seconds, and its location is displayed on geographically correct maps every 3-5 seconds, which shows the time, date, position and speed of the vehicle, allowing authorities to recover the vehicle from its exact location. The company is interested in expanding its base beyond that of South Africa, and recently entered into a service agreement to use the Star Track satellite communications system to enable it to track vehicles throughout the continent of Africa.



  Mobi Track

  The Mobi Track system uses the same technology as the Buddi Track system, to allow fleet owners to track vehicles in the event of emergencies, or any time tracking is needed. It also allows the fleet owners or managers to track their entire fleets on an office personal computer. The Buddi Track systems provides:

       - active real time tracking in 3-5 second positional updates

       -    remote parameter setting

       -    trip history and retrieval

       - cross border tracking where cellular roaming exists

       -    routing and scheduling

       -    automated violation reporting

       -    excessive speed management

       -    accident monitoring

       -    sensor inputs

       -    device activation outputs

       -    multiple level reporting

       -    simultaneous multiple vehicle display

       -    24 hour control center backup



  Forward Looking Statements

  This report contains forward-looking statements. Our expectation of results and other forward-looking statements contained in this registration statement involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially from those expected are the following: business conditions and general economic conditions; competitive factors, such as pricing and marketing efforts; and the pace and success of product research and development. These and other factors may cause expectations to differ.







                             PATENTS

  The Company relies primarily on a combination of trademark, copyright, and trade secret laws, employee and third-party non disclosure agreements and other methods to protect its proprietary rights. It has no patents on its technology.

                      GOVERNMENT REGULATION

  Governmental regulation has little or negligible effect on our business.

                           COMPETITION

  The company competes with other companies which have greater financial resources and whose names are more familiar to the public. Most of our competitors currently use only cellular technology, as opposed to a global positioning (GPS) system. The company competes in South Africa with such companies as "Tracker" and "Track Ton." It will compete in the United States with the tracking system most widely used, "LoJack."


                            EMPLOYEES

  Et Voila presently employs two management employees, each of which devote their full time efforts to us, and two full time clerical employees.


  ITEM 2. DESCRIPTION OF PROPERTY

  The company uses office space at Unit 2 West, Momentum Business Park, 563 Old Pretoria Road, Halfway House, Pretoria, South Africa, which we believe is sufficient for our current needs and is adequately covered by insurance. The company is the licensee of its technology.


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

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Pursuant to a notice of shareholder's meeting and proxy statement filed on September 10, 2001, we held a special shareholders' meeting on September 28, 2001 to approve a name change to Celtron International, Inc., which was approved.


  PART II
  -------

  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS.

  Our common stock has been quoted on the over-the-counter bulletin board under the symbol "EVEC" since June 7, 2000. The high and low sale prices of our common stock were $1.00 and $.07, respectively, during fiscal year 2001. Et Voila considers its Common stock to be thinly traded and that any reported bid or sale prices may not be a true market-based valuation of the Common Stock. As of December 31, 2001, there were 24 record holders of Et Voila Common Stock.


  The following table sets forth the range of high and low bid information for each full quarterly period of the last fiscal year:


    Period Reported                     Average High Bid   Average Low Bid

    Quarter ended March 31, 2001     $1.00                    $.90

     Quarter ended June 30, 2001     $1.00                    $.90

     Quarter ended December 31, 2001 $1.00                    $.90

     Quarter ended December 31, 2001 $.10                $.07




  The above quotations reflect inter-dealer prices, without retail mark up, mark down or commission and may not represent actual transactions. Source of information:
  NASDAQ Stock Market Over-The-Counter Bulletin Board.


   PENNY STOCK STATUS

  Our common stock is a "penny stock," as the term is defined by Rule 3a51-1 of the Securities Exchange Act of 1934. This makes it subject to reporting, disclosure and other rules imposed on broker-dealers by the Securities and Exchange Commission requiring brokers and dealers to do the following in connection with transactions in penny stocks:

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

        - The broker or dealer who has effected sales of penny stock to a customer, unless exempted by the rules, is required to send to the customer a written statement containing the identity and number of shares or units of each such security and the estimated market value of the security. The imposition of these reporting and disclosure requirements on a broker or dealer make it unlawful for the broker or dealer to effect transactions in penny stocks on behalf of customers. Brokers or dealers may be discouraged from dealing in penny stocks, due to the additional time, responsibility involved, and, as a result, this may have a deleterious effect on the market for the company's stock.

  SECURITY HOLDERS

  The approximate number of record holders of shares of the common stock of the Company outstanding as of December 31, 2001 was 24.


   DIVIDENDS

  No dividends have been declared or paid on the Company's common stock.

   ITEM 6.   MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF
  OPERATIONS


  Results of Operations

  Since inception, we have had no revenues and have experienced losses. We have financed our operations primarily through the sale of our common stock or by loans from shareholders. The net loss for the year ended December 31, 2001 was $0, compared to a net loss of $1,950 for the comparable period of 2000. The difference is insignificant, and a comparison of the two periods is not meaningful, due to the fact that we have had minimal operations and nominal expenses since inception, and have just recently commenced operations.

  Liquidity and Capital Resources

  As of December 31, 2001, we had $0 cash on hand and total current liabilities of $42,493. We have material commitments in the next twelve months to our joint venture partner. The joint venture agreement calls for the expenditure of $1,750,000 over the twelve months of fiscal year 2002, deducting from that the $42,493 which we have already paid. We believe that our current cash needs for at least the next twelve months can be met by loans from our directors, officers and shareholders, and by private placements of our common stock, the first of which we commenced on February 18, 2002. However, our principals are not legally obligated to loan us these operating funds, and there can be no assurance that our private placements will be successful. Due to our lack of cash and current liabilities since inception, management believes a comparison of the period ended December 31, 2001 and the period ended December 31, 2000 would not be meaningful.




   ITEM 7. FINANCIAL STATEMENTS

  Information with respect to this item is contained in the financial statements appearing on Item 13 of this Report.
  Such information is incorporated herein by reference.

   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
  ACCOUNTING AND  FINANCIAL DISCLOSURE

  There have been no changes in or disagreements among our independent accountants in the last fiscal year.




   PART III.
   ---------

  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
  PERSONS


  The members of the Board of Directors of Et Voila! European
  Cafes, Inc. serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.

  The current executive officers, key employees and directors of Et Voila! European Cafes, Inc. are:


  Name                Age                 Position
  ----                                    --------------

  Allen A. Harrington 44                  Chief Executive Officer,
                                          Chairman, Secretary,
  Director

  Amanda M. Harrington     43                  Chief Financial Officer

  Blake Turner                            Director

  Marius Jordan                           Director

  Allen A. Harrington. Mr. Harrington has been the Chief Executive Officer, Chairman, Secretary and Director of the company since June 20, 2001. Since 1993, when he started his career in the technology arena he headed the formation of the company that was responsible for the design of the World's first real-time Credit Card Activated and Billed Cellular Telephone. Since then, he has been involved in the Management, Sourcing, design discussions and implementation of various Technologies and products related to the cellular industry, including serving as Managing Director of various companies which include, Widget Technologies (Pty) Ltd., Orbtech Holdings Limited, Orbtech Tracking Systems (Pty) Ltd., which operations was ultimately grouped under one umbrella Celtron International (Plc) to complete the design and implementation of various electronic and software programs.

  Amanda M. Harrington. Mrs. Harrington has served as the Chief Financial Officer of the company since June 20, 2001. Since 1997, she has also served as Assistant to the Chief Financial Officer of Widget Technologies (Pty) Ltd., and as bookkeeper and head of administration. From 1993 through 1997, she served as bookkeeper to Celtron Technologies, Ltd. and its subsidiaries. From 1990 through 1993, she served as an independent financial assistant. From 1979 through 1990, she was employed as an Administrative Manager in Volkskas and Absa Banks.


  Blake Turner. Mr. Turner has been director of the company since June 20, 2001. He has headed the Software Systems division of Orbtech Holdings, Ltd., since 1997. He has been involved in software design and development for the past 11 years. His range of experience is vast, covering operating systems such as Microsoft Windows 3.1/95/98/NT, OS/2 and UNIX as well as embedded systems and microprocessors. Within these environments he has covered a wide variety of disciplines including image handling, communications, networking systems, tcp/ip, internet,
  distributed processing and data warehousing.   He has also served as
  Managing Director of Odyssey Solutions since August 1, 2000.



  Marius Jordaan. Mr. Jordan has been director of the company since June 20,2001. He also serves as Managing Director of Polysord, Ltd. and has been acting as director of Orbtech Holdings, Ltd. since its inception.Mr. Jordaan completed his studies through the University of Potchefstroom where he graduated as an Attorney at Law during 1988, and has been a self employed attorney of his own law firm since then.





  FAMILY RELATIONSHIPS.

  There are no family relationships among directors, executive officers or other persons nominated or chosen by the Company to become officers or executive officers, with the exception of the fact that Amanda Harrington and Allen
  Harrington are husband and wife.

  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

  The Company is not aware of any material legal proceedings involving any director, director nominee, promoter or control person including criminal convictions, pending criminal matters, pending or concluded administrative or civil proceedings limiting one's participation in the securities or banking industries, or findings of securities or commodities law violations.



   ITEM 10. EXECUTIVE COMPENSATION.

  The following table summarizes the compensation Et Voila has paid to its Chief Executive Officer and all other executive officers for services rendered up to the period ended December 31, 2001. No salaries were paid during fiscal year 2001, and there were no grants of options or SAR grants given to any executive officers during the past fiscal year. last fiscal year.
                        Annual Compensation


  Name and Position            Salary      Bonus     Deferred
  -----------------            ------      -----      ------

  Amanda Harrington             0              0         0
  Allen Harrington              0              0         0

  EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT, AND
  CHANGE-IN-CONTROL ARRANGEMENTS

  There are no written contracts or agreements. Employee compensation is set by the members of the Board of Directors.

   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
  AND MANAGEMENT

  The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock of Et Voila! European Cafes, Inc. as of the date of this disclosure(1), by (I) each person who is known by Et Voila! European Cafes, Inc. to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of common stock, (ii) each of Et Voila! European Cafes, Inc.'s directors and executive officers, and (iii) all directors and executive officers as a group.

  Name and Address                    Number of Shares        Percentage
                                                             Owned
  ----------------                    ----------------        -----------
  Allen Harrington*                  12,000,000               77.42%
  Amanda Harrington
  Celtron International, Ltd.
  563 Old Pretoria Road
  Midrand, South Africa

  Blake Turner                  0                   0
  563 Old Pretoria Road
  Midrand, South Africa

  Marius Jordan                 0                   0
  563 Old Pretoria Road
  Midrand, South Africa

  Officers and
  Directors as a Group          12,000,000               77.42%
  ----------
  *Shares are owned by Celtron International, Ltd.

  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  On June 20, 2001, Et Voila issued 12 million shares of restricted common stock to Celtron International, Ltd., in exchange for the assets of Celtron International, Ltd. The issuance of shares was made pursuant to Section 4(2) of the Securities Act of 1933, to sophisticated investors, who were given access to all corporate and financial information.



   ITEM 13. INDEX TO EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Financial Statements (included in Part II of this
  Report):

    Report of Independent Certified Public Accountant
    Financial Statements
    Balance Sheets
    Statement of Loss And Accumulated Deficit
    Statements of Cash Flows
    Statements of Stockholder's Equity
    Notes to Consolidated Financial Statements

    (b) Reports on Form 8-K:
       June 20, 2001
       July 13, 2001
       July 20, 2001

    (c) Exhibits
        None


   FINANCIAL STATEMENTS

   Report of Independent Certified Public Accountant dated
   April, 2002
   Financial Statements
   Balance Sheets
   Statement of Loss and Accumulated Deficit
   Statements of Stockholder's Equity
   Statements of Cash Flows
   Notes to Financial Statements



  ET VOILA! EUROPEAN CAFES, INC.
  (A DEVELOPMENT STAGE COMPANY)
  BALANCE SHEET
  AS OF DECEMBER 31, 2000 AND December 31, 2001


                                         December 31   September 30,
                                            2000          2001
  ASSETS                                 -----------   -----------
  Current Assets:
   Cash                                  $   676       $         0

                                         -----------     --------
  Total Current Assets                       676       $         0
                                         -----------     --------
            TOTAL ASSETS                 $   676       $         0
                                         ===========   ===========
  LIABILITIES & STOCKHOLDERS' EQUITY

  Current Liabilities
    Total Current Liabilities            $  --         $ --
                                          ------        ------

  Stockholders' Equity:

   Common stocks, $.001 par value
   Authorized shares - 25,000,000
   Issued and outstanding shares
   2,974,200 issued and outstanding
   at 12/31/2000 and 15,134,200 at
    December 31, 2001                     16,126            15,126

   Capital in excess of par value          2,974             2,974
   Deficit accumulated during
   development stage                     (18,424)          (18,424)
                                         -----------   -----------
   Total Stockholders' Equity                676       $         0
                                         -----------   -----------
  TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY               $         676           $         0

                                                ===========   ===========













               ET VOILA! EUROPEAN CAFES, INC.
               (A DEVELOPMENT STAGE COMPANY)
       STATEMENT OF INCOME FOR THE NINE MONTHS ENDED
          December 31, 2000 AND December 31, 2001


                                          December 31, December 31,
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
                                            ========     ========













                           ET VOILA! EUROPEAN CAFES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED December 31, 2001
                   AND FOR THE SIX MONTHS ENDED December 31, 2001


                                            Cumulative
                                              During
                                            Development   Dec. 31,    Dec. 31,
                                              Stage         2000       2001
                                             --------     --------    ------
  CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                $ ( 18,424)   $ ( 1,524)   $      (0)
  Adjustments to reconcile
   net cash provided by
   operating activities:
  Stocks issued for services                  16,900         -               0
                                             --------     --------    ---------
  NET CASH PROVIDED (USED)
  BY OPERATING ACTIVITIES                     (1,524)     (1,524)            -

                                             --------     --------    ---------
  INCREASE IN CASH                               -           -               -
                                             --------     --------    ---------
  INCREASE IN CASH                               676      (1,524)            0

  BEGINNING CASH                                 -         2,200              -
                                             --------     --------    ---------
  ENDING CASH                               $   676          676              0
                                             ========     ========    =========
  NON CASH DISCLOSURE
  Stocks issued for services               $16,900      $    -      $   16,900















                           ET VOILA! EUROPEAN CAFES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                          STATEMENT OF STOCKHOLDERS' EQUITY
                           FROM APRIL 8, 1998 (INCEPTION)
                              THROUGH December 31, 2001


                                                Common     Paid     Accumulated
                                   Number of    Stock      In       Retained
                                   Shares      @Par Value  Capital  Deficit
                                  -----------  ----------  -------  -----------
  Stocks issued for cash-1998         2,200         2       2,198

  Stocks issued for services      2,972,000     2,972      13,928

  Net loss - December 31, 1998                                       $(16,900)

  December 31, 1997
                                  ---------    --------    -------
  Balance at December 31, 1998    2,974,200     2,974      16,126     (16,900)
                                  ---------    --------    -------
  Net loss-December 31, 1999                                          ( 1,524)
                                  ---------    --------    -------   ---------
                                  2,974,200     2,974      16,126     (16,900)
                                  ---------    --------    -------   ---------
  Balance at December 31, 2000    2,974,200     2,974      16,126     (16,900)
                                  ---------    --------    -------   ---------
  Stock issued for services
   January 2000                     160,000       160       1,598     (18,424)
  Stocks issued for assets       12,000,000    12,000  23,985,566
  Net loss December 31, 2001                                               0

  Balance at December 31, 2001  15,134,200    15,134  24,003,290 $   (18,424)
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






                ---------------------------------



   SIGNATURES

  Pursuant to the requirements of Section 12 of the Securities
  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

  Et Voila! European Cafes, Inc.

   Allen Harrington
   _____________________________________
   ALLEN HARRINGTON, President and Director

   Date: April 1, 2002

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Amanda Harrington
  _____________________________________
  AMANDA HARRINGTON, Treasurer
    Date: April 1, 2002