Form 10-K/A
period 2001-12-31
CELTRON INTERNATIONAL INC
filed 2002-05-14
CIK 1084088

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

    AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001


                 CELTRON INTERNATIONAL, INC., formerly known as

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendments to this Form 10-KSB.     [  ]

The issuer's revenues for the Fiscal Year ended December 31, 2001 were $0 The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the issuer as of December 31, 2001, computed by reference to the market value of the registrant's common stock according to the over-the-counter bulletin board, administered by the NASD, was approximately $as arbitrarily determined by the board of directors, was
approximately $           .

As at December 31, 2001, there were 15,534,000 shares of the issuer's common stock outstanding; 12,000,000 of which were being held in trust, pending the closing of the acquisition of the assets of Celtron International, Ltd.

Transitional Small Business Disclosure Format (check one)  Yes       No X
                                                              -----    -----

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


ITEM 1.   DESCRIPTION OF BUSINESS

                               RECENT DEVELOPMENTS

On or about June 20, 2001, Et Voila! European Cafes, Inc. signed an agreement to acquire all of the assets of Celtron International, Ltd., an Irish Corporation, which transaction closed in January, 2002. The assets included but were not limited to a vehicle tracking and recovery system, and the trade name and business associated with it, known as "Buddi Track," and the licensed technology, trade name and business of a fleet vehicle and recovery system known as "Mobi Track," and technology and intellectual property rights consisting of:

- A technology design relating to the electronic hardware and firmware for a pre-paid mobile fixed cellular telephone that is activated by way of automated remote validation of credit-, debit- and pre-paid cards. All call charges are automatically debited against the end-user account and settled within 24 hours of cost incurred.

- The electronic hardware and software management system utilized to do automated validation and debiting of credit-, debit- and pre-paid cards utilized on the pre-paid mobile fixed cellular telephone systems from a centralized location.

- The technology design relating to the electronic hardware and firmware of a combination cellular and GPS vehicle tracking system for private, commercial or heavy-duty vehicles.

- The software mapping and management system utilized to remotely manage and monitor vehicles fitted with automated vehicle tracking systems.

- The technology design relating to the electronic hardware and firmware of a container-tracking device designed to remotely track the movement of shipping containers without manual involvement.

- The software management system utilized to remotely manage and monitor the movement of shipping containers.

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


ITEM 3. LEGAL PROCEEDINGS


Et Voila is involved in an Interpleader lawsuit brought against he Company and Adnan Khalil and Shahin Azarmehr, in the Third Judicial District Court for Salt Lake County in the state of Utah, Case No. 000903425. The lawsuit concerns Et Voila's refusal to allow Mr. Khalil to transfer his stock, as he has not paid for the same, by failing to provide an agreed upon inventory of equipment to Et Voila. Both defendants have defaulted after service of summons and complaint, and Et Voila is in the process of finalizing a default judgment. Et Voila is not involved in any other litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Pursuant to a notice of shareholder's meeting and proxy statement filed on September 10, 2001, we held a special shareholders' meeting on September 28, 2001 to approve a name change to Celtron International, Inc., which was approved. The name change was effected in April 2002.

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


The following table sets forth the range of high and low bid information for each full quarterly period of the last fiscal year:


  Period Reported                Average High Bid          Average Low Bid
  ---------------                ----------------          ---------------

Quarter ended March 31, 2001        $1.00                    $.90

Quarter ended June 30, 2001         $1.00                    $.90

Quarter ended December 31, 2001     $1.00                    $.90

Quarter ended December 31, 2001     $ .10                    $.07


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


                         Liquidity and Capital Resources

As of December 31, 2001, we had $0 cash on hand and total current liabilities of $0. We have material commitments to perform license agreements acquired as a result of the acquisition of the assets of Celtron International, Ltd. We believe that our current cash needs for at least the next twelve months can be met by loans from our directors, officers and shareholders, and by private placements of our common stock. However, our principals are not legally obligated to loan us these operating funds, and there can be no assurance that our private placements will be successful. Due to our lack of cash and current liabilities since inception, management believes a comparison of the period ended December 31, 2001 and the period ended December 31, 2000 would not be meaningful.


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

The current executive officers, key employees and directors of Et Voila! European Cafes, Inc. are:

Name                       Age                       Position
----                       ---                    --------------

Allen A. Harrington        44                 Chief Executive Officer,
                                              Chairman, Secretary, Director

Amanda M. Harrington       43                 Chief Financial Officer

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

Marius Jordaan. Mr. Jordan has been director of the company since June 20,2001. He also serves as Managing Director of Polysord, Ltd. and has been acting as director of Orbtech Holdings, Ltd. since its inception. Mr. Jordaan completed his studies through the University of Potchefstroom where he graduated as an Attorney at Law during 1988, and has been a self employed attorney of his own law firm since then.

                               FAMILY RELATIONSHIPS

There are no family relationships among directors, executive officers or other persons nominated or chosen by the Company to become officers or executive officers, with the exception of the fact that Amanda Harrington and Allen Harrington are husband and wife.


                     INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

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
                               Annual Compensation


Name and Position            Salary      Bonus     Deferred
-----------------            ------      -----     --------

Amanda Harrington               0          0          0
Allen Harrington                0          0          0


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

Name and Address                 Number of Shares     Percentage  Owned
----------------                 ----------------     -----------------
Allen Harrington*                12,000,000                 77.42%
Amanda Harrington
Celtron International, Ltd.
563 Old Pretoria Road
Midrand, South Africa

Blake Turner                              0                    0
563 Old Pretoria Road
Midrand, South Africa

Marius Jordan                             0                    0
563 Old Pretoria Road
Midrand, South Africa

Officers and
Directors as a Group             12,000,000               77.42%
----------
*Shares are owned by Celtron International, Ltd.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 20, 2001, Et Voila issued 12 million shares of restricted common stock to Celtron International, Ltd., in exchange for the assets of Celtron International, Ltd., and the certificate for the issuance was held in trust pending the closing of the transaction whereby we acquired the assets of Celtron International, Ltd. in January 2002. The issuance of shares was made pursuant to Section 4(2) of the Securities Act of 1933, to sophisticated investors, who were given access to all corporate and financial information.


 ITEM 13. INDEX TO EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Financial Statements (included in Part II of this Report):

  Report of Independent Certified Public Accountant dated March 8, 2002. Financial Statements
  Balance Sheets
  Statement of Loss And Accumulated Deficit
  Statements of Cash Flows
  Statements of Stockholder's Equity
  Notes to Consolidated Financial Statements

  (b) Reports on Form 8-K:
      June 20, 2001
      July 13, 2001
      July 20, 2001

  (c) Exhibits
      None

 FINANCIAL STATEMENTS

 Report of Independent Certified Public Accountant dated March 8, 2002 Financial Statements
 Balance Sheets
 Statement of Loss and Accumulated Deficit
 Statements of Stockholder's Equity
 Statements of Cash Flows
 Notes to Financial Statements


                           Independent Auditor's Report

Board of Directors and Stockholders
ET VOILA! EUROPEAN CAFES, INC..

We have audited the accompanying balance sheets of ET VOILA! EUROPEAN CAFES, INC.(a development stage company) as of December 31, 2001 and 2000, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended, and for the period April 3, 1998 (inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ET VOILA! EUROPEAN CAFES, INC. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, and for the period April 3, 1998 (inception) through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as going concern. As discussed in Note 5, the Company is in development stage and has no assets, no working capital, and has sustained losses during its development stage which together raise substantial doubt about its ability to continue as a going concern. Management plans regarding those matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rogelio G. Castro
Certified Public Accountant

Oxnard, California
March 8, 2002




                         ET VOILA! EUROPEAN CAFES, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                        As of December 31, 2001 and 2000

ASSETS
Current Assets:
  Cash                                            $     -    $     -
                                                    ------     ------
    Total Current Assets                                -          -
                                                    ------     ------
TOTAL ASSETS                                      $     -    $     -
                                                    ======     ======


LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
    Total Current Liabilities                      $    -    $     -

Stockholders' Equity (Deficit)
  Common stocks , $.001 par value
    Authorized shares; 25,000,000
    Issued and outstanding
      shares; 2,974,200                              2,974      2,974
    Paid in capital                                 16,126     16,126
    Deficit accumulated during
     the development stage                         (19,100)   (19,100)
                                                    ------     ------
      Total Stockholders' Equity (Deficit)              -            -
                                                    ------     ------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                                 $     -    $     -
                                                    ======     ======


   The accompanying notes are an integral part of these financial statements.

F 3

                         ET VOILA! EUROPEAN CAFES, INC.
                         (A Development Stage Company)
                            Statements of Operations
                For the years ended December 31, 2001 and 2000,
                  and for the period April 3, 1998 (inception)
                           through December 31, 2001

                                                             April 3, 1998
                                                            (inception)
                                                             through
                                                             December 31,
                                      2001       2000        2001
                                    ---------  ---------    -------------

Income                             $      -    $     -      $       -
                                    ---------  ---------    -------------
      Total  Income                       -          -              -
                                    ---------  ---------    -------------
Expenses
    General and Administrative            -          -           19,100
                                    ---------  ---------    -------------
      Total Expenses                      -          -           19,100
                                    ---------  ---------    -------------
Net loss                            $     -    $     -         $(19,100)
                                    =========  =========    =============

Basic Loss Per Share                $     -    $     -
                                      ======      ======




    The accompanying notes are an integral part of these financial statements.

F 4

                         ET VOILA! EUROPEAN CAFES, INC.
                         (A Development Stage Company)
                       Statements of Stockholders' Equity
              For the years ended December 31, 2001 and 2000, and
                    for the period April 3, 1998 (inception)
                           through December 31, 2001

                                                               Deficit
                       Number                                  Accumulated
                         of         Common          Paid       During
                       Shares       Stock           in         Development
                     Outstanding    at Par Value    Capital    Stage
                     -----------    ------------    -------    ------------
Stock issued at
 inception for
   services           2,972,000      $   2,972     $ 13,928

Stocks issued
 for cash                 2,200              2        2,198

Net loss,
  December 31, 1998                                               $(16,900)
                     -----------    ------------    -------    ------------
Balance at
 December 31, 1998    2,974,200           2,974      16,126        (16,900)

Net loss,
 December 31, 1999                                                  (2,200)
                     -----------    ------------    -------    ------------
Balance at
 December 31, 1999    2,974,200           2,974      16,126        (19,100)
                     -----------    ------------    -------    ------------
Balance at
 December 31, 2000    2,974,200           2,974      16,126        (19,100)
                     -----------    ------------    -------    ------------
Balance at
 December 31, 2001    2,974,200         $ 2,974     $16,126       $(19,100)
                     ===========    ============    =======    ============

    The accompanying notes are an integral part of these financial statements.

F 5

                         ET VOILA! EUROPEAN CAFES, INC.
                         (a Development Stage Company)
                            Statements of Cash Flows
              For the years ended December 31, 2001 and 2000, and
                    for the period April 3, 1998 (inception)
                           through December 31, 2001


                                          2001         2000       2001
                                         ------       ------     ------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                             $    -       $    -     $ (19,100)
  Stocks issued for services                 -            -        16,900
                                         ------       ------     ---------
NET CASH USED BY OPERATING ACTIVITIES        -            -        (2,200)

CASH FLOWS FROM FINANCING ACTIVITIES
  Stocks issued for cash                     -            -         2,200
                                         ------       ------     ---------
NET CASH FROM FINANCING ACTIVITIES           -            -         2,200
                                         ------       ------     ---------
INCREASE (DECREASE) IN CASH                  -            -          -

BEGINNING CASH                               -            -          -
                                         ------       ------     ---------
ENDING CASH                             $    -       $    -   $      -
                                         ======       ======     =========


    The accompanying notes are an integral part of these financial statements.

F 6

                       ET VOILA! EUROPEAN CAFES, INC.
                      (A Development Stage Company)
                      Notes to Financial Statements
                       December 31, 2001 and 2000

NOTE 1   NATURE OF BUSINESS

Et Voila! European Cafes, Inc. (the Company) was incorporated under the laws of the state of Nevada on April 8, 1998. The purpose for which the Corporation is organized is to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of the State of Nevada, including, without limitation, to engage in the business of marketing the concept of a fast food restaurant European style.


NOTE 2   SIGNIFICANT ACCOUNTING POLICIES

Basis   The Company uses the accrual method of accounting.

Cash and cash equivalents   The Company considers all short term, highly liquid
investments that are readily convertible within three months to known amounts as cash equivalents. Currently, it has no cash equivalents.

Loss per share   Net loss per share is provided in accordance with Statement of
Financial Accounting Standards No. 128 "Earnings Per Share." Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. Fully Diluted Earnings Per Shares will be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement dates. As of December 31, 2001, the Company had no issuable shares qualified as dilutive to be included in the earnings per share calculations.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal Year End   The Company has adopted December 31 as its fiscal year end.



F 7

NOTE 3   INCOME TAXES

The Company has adopted the provision of SFAS No. 109 "Accounting for Income Taxes." It requires recognition of deferred tax liabilities and assets for the expected future tax consequences. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

ET VOILA! EUROPEAN CAFES, INC. has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue codes are met.

The Company's total deferred tax assets as of December 31, 2001 is as follows:

  Net operating loss carry-forward        $ 19,100
  Valuation allowance                      (19,100)
                                            ------
                                          $      -
                                            ======

The difference between the income tax benefit in the accompanying statements of operations and the amount that would result if the a federal statutory rate of 34% were applied to pretax loss is as follows for the year ended December 31, 2001:

  Income tax benefit at statutory rate    $ 6,494
  Valuation allowance                      (6,494)
                                            -----
                                          $     -
                                            =====


The net operating losses carry forward of $19,100 for federal tax purposes will expire in year 2021.

NOTE 4   GOING CONCERN

The Company has nominal assets and no current operations with which to create operating capital. It has an accumulated deficit of $19,100 at December 31, 2001. These factors raise substantial doubt about the company's ability to continue as a going concern. The company seeks to raise operating capital through private placements of its common stock. However, there can be no assurance that such offering or negotiations will be successful.


F 8

                        ---------------------------------

                                    SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Et Voila! European Cafes, Inc.

 Allen Harrington
----------------------------------------
ALLEN HARRINGTON, President and Director

Date: May 13, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Amanda Harrington
-----------------------------------------
AMANDA HARRINGTON, Treasurer and Director
Date: May 13, 2002


-----------------------------------------
MARIUS JORDAN, Director


-----------------------------------------
BLAKE TURNER, Director