Form 10-Q
period 2002-03-31
CELTRON INTERNATIONAL INC
filed 2002-05-16
CIK 1084088

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

                                    FORM 10QSB

(X)      Quarterly report pursuant to Section 13 or 15(d) of the Securities

         Exchange Act of 1934 for the quarterly period ended March 31, 2002

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to______


                        COMMISSION FILE NUMBER 333-1084088
                                              -----------


                           CELTRON INTERNATIONAL, INC.
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

                      ET VOILA! EUROPEAN CAFES, INC.
          --------------------------------------------------------------
          Former name, former address and former fiscal year, if changed


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

The number of shares of the registrant's common stock as of March 31, 2002 14,974,200 shares.

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

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES

FINANCIAL DATA SCHEDULE

                          CELTRON INTERNATIONAL, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                   As of December 31, 2001 and March 31, 2002

ASSETS                                            December    March
                                                  31, 2001    31, 2002
                                                             (Unaudited)
                                                  --------   -----------
Current Assets:
  Cash                                            $     -    $       -
                                                  --------   -----------
    Total Current Assets                                -            -
                                                  --------   -----------
    Technology charters                                 0     24,000,000
                                                  --------   -----------
TOTAL ASSETS                                      $     -    $24,000,000
                                                  ========   ===========


LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
    Total Current Liabilities                     $      -   $        -

Stockholders' Equity (Deficit)
  Common stocks , $.001 par value
    Authorized shares; 25,000,000
    Issued and outstanding
      shares; 2,974,200 at Dec. 31, 2001
    and 14,974,200 at Mar. 31, 2002                 2,974         14,974
    Paid in capital                                16,126         16,126
    Capital in excess of par value                      0     23,985,026
    Deficit accumulated during
     the development stage                        (19,100)      (132,939)
                                                  --------   -----------
      Total Stockholders' Equity (Deficit)              -     23,868,163
                                                  --------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                                 $     - $  24,000,000
                                                  ========   ===========








   The accompanying notes are an integral part of these financial statements.

                          CELTRON INTERNATIONAL, INC.
                         (A Development Stage Company)
                            Statements of Operations
                 For the periods ended March 31, 2002 and 2001


                                       2001          2002
                                    ---------     ---------

Revenue                             $      -       $125,729
                                    ---------     ---------
      Cost of sales                        -         94,045
                                    ---------     ---------
      Gross profit                         -         31,684
                                    ---------     ---------
Expenses
    General and Administrative             -        143,909
    Finance costs                          -          1,614
                                    ---------     ---------
      Total Expenses                       -        145,523
                                    ---------     ---------
Net loss                            $      -      $(113,839)
                                    =========     =========

Basic Loss Per Share                $      -      $     -
                                    =========     =========




    The accompanying notes are an integral part of these financial statements.

                          CELTRON INTERNATIONAL, INC.
                         (A Development Stage Company)
                       Statements of Stockholders' Equity
                      For the periods ended March 31, 2002


                                                               Deficit
                       Number                                  Accumulated
                         of         Common          Paid       During
                       Shares       Stock           in         Development
                     Outstanding    at Par Value    Capital    Stage
                     -----------    ------------    -------    ------------
Stock issued at
 inception for
   services           2,972,000      $   2,972     $ 13,928

Stocks issued
 for cash                 2,200              2        2,198

Net loss,
  December 31, 1998                                               $(16,900)
                     -----------    ------------    -------    ------------
Balance at
 December 31, 1998    2,974,200          2,974       16,126        (16,900)

Net loss,
 December 31, 1999                                                  (2,200)
                     -----------    ------------    -------    ------------
Balance at
 December 31, 1999    2,974,200          2,974       16,126        (19,100)
                     -----------    ------------    -------    ------------
Balance at
 December 31, 2000    2,974,200          2,974       16,126        (19,100)
                      -----------    ------------    -------    ------------
Balance at
 December 31, 2001    2,974,200       $  2,974     $ 16,126        (19,100)
                     ===========    ============    =======    ============
Stocks issued for
acquisition of
assets               12,000,000       $ 12,000  $23,868,163
                     -----------    ------------    -------    ------------
Net loss March
31, 2002                                                         $(113,839)
                     -----------    ------------    -------    ------------
Balance at
March 31, 2002       14,974,200       $ 14,974  $23,884,289      $(130,739)
                     ===========    =========== ===========    ============





    The accompanying notes are an integral part of these financial statements.

                          CELTRON INTERNATIONAL, INC.
                         (a Development Stage Company)
                            Statements of Cash Flows
                 For the periods ended March 31, 2001 and 2002
                    for the period April 3, 1998 (inception)
                           through December 31, 2001


                                          2001         2002
                                         ------       ------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                             $    -       $    -
  Stocks issued for services                 -            -
                                         ------      -----------
NET CASH USED BY OPERATING ACTIVITIES        -            -

CASH FLOWS FROM FINANCING ACTIVITIES
  Stocks issued for cash                     -            -
  Stocks issued for assets                           $24,000,000
                                         ------      -----------
NET CASH FROM FINANCING ACTIVITIES           -       $24,000,000
                                         ------      -----------
INCREASE (DECREASE) IN CASH                  -            -

BEGINNING CASH                               -            -
                                         ------      -----------
ENDING CASH                             $    -       $    -
                                         ======      ============





    The accompanying notes are an integral part of these financial statements.

                       CELTRON INTERNATIONAL, INC.
                      (A Development Stage Company)
                      Notes to Financial Statements
                       March 31, 2001 and 2002

NOTE 1   NATURE OF BUSINESS

CELTRON INTERNATIONAL, INC. (the Company) was incorporated under the laws of the state of Nevada on April 8, 1998. The purpose for which the Corporation is organized is to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of the State of Nevada, including, without limitation, to engage in the business of marketing the concept of a fast food restaurant European style.

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

CELTRON INTERNATIONAL, INC. has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue codes are met.

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

PART I. FINANCIAL INFORMATION

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

Since inception, we have only generated revenues in our first quarter of operations following the closing of the acquisition of the assets of Celtron International, Inc. We have financed our operations primarily through the sale of our common stock or by loans from shareholders. The net loss for the period ending March 31, 2002 was $113,839, compared to a net loss of $0 for the same period of 2001. The difference is insignificant, and a comparison of the two periods is not meaningful, due to the fact that we had minimal operations and nominal expenses in the same period of 2001.

Liquidity and Capital Resources

As of June 30, 2001, we had $0 cash on hand and total current liabilities of $0. We believe that our current cash needs for at least the next twelve months can be met by our operations and loans from our directors, officers and shareholders. Due to our lack of cash and current liabilities since inception, management believes a comparison of the period ended March 31, 2001 and March 31, 2002 would not be meaningful.



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

CELTRON INTERNATIONAL, INC.


   Dated: May 15, 2002               By:  Allen Harington
                                        ---------------------------
                                          Allen Harington President


   Dated: May 15, 2002              By:   Amanda Harington
                                        -------------------------------------
                                           Amanda Harington,
                                           Chief Financial Officer