Form 10QSB
period 2002-06-30
CELTRON INTERNATIONAL INC
filed 2002-08-19
CIK 1084088

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

                                    FORM 10QSB

(X)      Quarterly report pursuant to Section 13 or 15(d) of the Securities

         Exchange Act of 1934 for the quarterly period ended June 30, 2002

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

The number of shares of the registrant's common stock as of June 30, 2002 16,269,200 shares.

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

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES

FINANCIAL DATA SCHEDULE

                          CELTRON INTERNATIONAL, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                   As of December 31, 2001 and June 30, 2002

ASSETS                                            December    June
                                                  31, 2001    30, 2002
                                                             (Unaudited)
                                                  --------   -----------
     Current Assets:

      Inventory                                   $     -    $   109,912
      Accounts receivable                               -         62,932
      Loans receivable                                  -        122,533
                                                  --------   -----------
     Total Current Assets                                        295,377

     Other Assets

      Fixed Assets                                      -        417,192
      Distribution rights                                         64,251
                                                  --------   -----------
Total Other assets                                      -        481,443
                                                  --------   -----------

TOTAL ASSETS                                      $     -    $   712,570
                                                  ========   ===========


LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:

    Accounts payable                              $      -   $   319,800
    Bank overdraft                                       -         1,635
                                                   --------    ---------

    Total Current Liabilities                     $      -   $   321,435

Other Liabilities:

    Loan to shareholder                                  -        18,201
    Loans payable                                        -       696,496
                                                   ---------   ---------
                                                                 714,697
Stockholders' Equity (Deficit)
  Common stocks , $.001 par value
    Authorized shares; 25,000,000
    Issued and outstanding
      shares; 2,974,200 at Dec. 31, 2001
    and 16,269,200 at June 30, 2002                16,126         16,269
    Paid in capital                                 2,974              0

    Deficit accumulated during
     the development stage                        (19,100)    ( 323,562)
                                                  --------   -----------
      Total Stockholders' Equity (Deficit)              -      (323,562)
                                                  --------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                                 $     - $    712,570
                                                  ========   ===========








   The accompanying notes are an integral part of these financial statements.

                          CELTRON INTERNATIONAL, INC.
                         (A Development Stage Company)
                            Statements of Operations
                  For the periods ended June 30, 2002 and 2001
                                  (unaudited)

                                     June 30,       June 30,
                                       2001          2002
                                    ---------     ---------

Revenue                             $      -       $146,218
                                    ---------     ---------
      Cost of sales                        -         78,869
                                    ---------     ---------
      Gross profit                         -         67,349
                                    ---------     ---------
Expenses
    General and Administrative             -        186,368
    Finance costs                          -          1,083
                                    ---------     ---------
      Total Expenses                       -        187,451
                                    ---------     ---------
Net loss                            $      -      $(120,102)
                                    =========     =========

Basic Loss Per Share                $      -      $ (.007)
                                    =========     =========




    The accompanying notes are an integral part of these financial statements.

                          CELTRON INTERNATIONAL, INC.
                         (A Development Stage Company)
                       Statements of Stockholders' Equity
                     For the six months ended June 30, 2002


                                                               Deficit
                       Number                                  Accumulated
                         of         Common          Paid       During
                       Shares       Stock           in         Development
                     Outstanding    at Par Value    Capital    Stage
                     -----------    ------------    -------    ------------

Balance at Dec. 31,
2002                 15,134,200       $ 15,134   $    2,974      $( 18,424)
                     ----------        -------      -------        --------
Stocks issued
for services          1,135,000       $  1,135   $        0

Net loss                                                          (305,138)
                    -----------        -------     --------        -------
Balance at June
30, 2002             16,269,200       $ 16,269   $        0       (323,562)
                     ===========    =========== ===========    ============





    The accompanying notes are an integral part of these financial statements.

                           CELTRON INTERNATIONAL, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                           June 30, 2001 and 2002
                                  (Unaudited)

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

PART I. FINANCIAL INFORMATION

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

Since inception, we have only generated revenues in our first quarter of operations following the closing of the acquisition of the assets of Celtron International, Inc. We have financed our operations primarily through the sale of our common stock or by loans from shareholders. The net loss for the period ending June 30, 2002 was $113,839, compared to a net loss of $0 for the same period of 2001. The difference is insignificant, and a comparison of the two periods is not meaningful, due to the fact that we had minimal operations and nominal expenses in the same period of 2001.

Liquidity and Capital Resources

As of June 30, 2001, we had $0 cash on hand and total current liabilities of $0. We believe that our current cash needs for at least the next twelve months can be met by our operations and loans from our directors, officers and shareholders. Due to our lack of cash and current liabilities since inception, management believes a comparison of the period ended March 31, 2001 and June 30, 2002 would not be meaningful.



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

CELTRON INTERNATIONAL, INC.


   Dated: August 19, 2002               By:  Allen Harington
                                        ---------------------------
                                          Allen Harington President


   Dated: August 19, 2002              By:   Amanda Harington
                                        -------------------------------------
                                           Amanda Harington,
                                           Chief Financial Officer


CERTIFICATION

We hereby certify that the foregoing report fully complies with the requirements of Sections 13(a) and 15(d) of the Exchange Act and the information contained in this report fairly represents, in all material respects, the financial condition and results of operations of the company.

Dated: August 19, 2002               By:  Allen Harington
                                        ---------------------------
                                          Allen Harington President


Dated: August 19, 2002              By:   Amanda Harington
                                        -------------------------------------
                                           Amanda Harington,
                                           Chief Financial Officer