Form 10KSB
period 2002-12-31
CELTRON INTERNATIONAL INC
filed 2003-04-16
CIK 1084088

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002



                          CELTRON INTERNATIONAL, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


      Nevada                                      91-1903590
-------------------                 ----------------------------------
(State or other jurisdiction of          (IRS Employer  Identification
No.)incorporation or organization)



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


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]


The issuer's revenues for the Fiscal Year ended December 31, 2001 were $0 The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the issuer as of December 31, 2002, computed by reference to the market value of the registrant's common stock according to the over-the-counter bulletin board, administered by the NASD, was approximately $923,292.

As at December 31, 2002, there were 16,269,200 shares of the issuer's common stock outstanding; 881,000 of which have been stopped, pending the outcome of a lawsuit against a former director, upon which default has been entered in our favor.
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

PART II
-------
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


PART III
--------
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


PART 1
------    FORWARD LOOKING STATEMENTS

This annual report statement contains forward-looking statements. Celtron's expectation of results and other forward-looking statements contained in this registration statement involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially from those expected are the following: business conditions and general economic conditions; competitive factors, such as pricing and marketing efforts; and the pace and success of product research and development. These and other factors may cause expectations to differ.


ITEM 1.   DESCRIPTION OF BUSINESS

IN GENERAL

We are in the business of marketing vehicle locating and management systems, which, utilizing cellular, global positioning, and satellite technology, helps fleet owners manage their fleets of vehicles, and helps consumers to locate stolen vehicles. Further application of the technology has resulted in systems to track and remotely manage the movement of shipping containers.

Celtron was incorporated in the State of Nevada on April 8, 1998. On or about June 20, 2001, we acquired the assets of Celtron International, Ltd., an Irish corporation, which included a majority interest in Orbtech Holdings, Ltd., and changed its business focus to that of providing vehicle tracking, management and recovery systems.

Celtron International, Inc. has two subsidiaries; Orbtech Holdings, Ltd., (South Africa), a Sub-Sahara holding company, of which we own approximately 70%, and Celtron Tracking Systems, Ltd., (a United Kingdom company) of which we own approximately 51%. Orbtech Holdings, Ltd. has three operating subsidiaries; Orbtech Tracking Systems, Ltd., of which we own 90%, Buddi-Track
(Pty) Ltd., of which we own 100%, and Odyssey Solutions (Pty) Ltd., of which we own 100%.

The primary operating company of Orbtech Holdings, Ltd., Orbtech Tracking Systems Ltd., is a dynamic and growing South African technology company and forms part of an international group of companies which develops, manufactures and sells cellular (GSM / GPRS) and satellite direct communication based, interactive, real-time vehicle tracking, management and recovery systems.

ORBTRAC TRACKING SYSTEMS, LTD. - SOUTH AFRICAN OPERATIONS

Orbtrac is licensed to manufacture and distribute products to commercial and passenger vehicle markets in Southern (Sub Sahara) Africa. Orbtrac also offers Direct Satellite based vehicle tracking and monitoring services for commercial fleets operating anywhere in Africa.

Orbtrac is the only company in the vehicle tracking industry that offers an interactive solution to the total vehicle market, ranging from the heavy commercial fleet based sector, the light commercial fleet sector and the passenger vehicle sector. Orbtrac's products were officially launched in November 2000. Taking all the factors relating to the introduction of a new product into consideration, Orbtrac anticipated low entry levels for the first months.

Odyssey- Systems and Solutions Development

Odyssey is Orbtrac's Systems and Solutions Development division. Our collective subscription base is electronically managed by Odyssey from a central Operations and Database management platform, thereby enhancing the management functionality of the Company.

All resources are in house, and based on purpose designed applications to manage the Vehicle tracking, the Geographically electronic Map sets, operations controls, and reporting infrastructure. These applications can easily be replicated anywhere internationally. Maintenance of and training for usage is available and sourced from current resources.

All Subscriptions are billed, and managed for payments, collections, and the Subscriber database is kept current.


Orbtrac Operations Center

All of Orbtrac's vehicle monitoring and tracking is done by Orbtrac's operations center. The operations center monitors fleet movements, and notifies police in the event of an alarm.

Centralized control of all aspects of vehicle monitoring is crucial to the effectiveness of the service, including during emergency situations wherever they may occur. In the competitive market in which the Fleet Operator operates during all hours of the day it is essential to have the peace of mind that somebody is always monitoring his or her fleet.

For this reason, the operations center is manned 24 hours a day, 7 days a week, 365 days of the year. Not only does the operations center react on alarms, but also down loads the information gathered on the onboard system on a 24-hour basis.


This information, which is crucial in optimising fleet running costs, is compiled in a report format, and handed over to the fleet owner on scheduled intervals. As our system addresses management issues, we believe in supplying the Fleet Manager with information that can help him effect operating savings. The Operations Center is comprised of:

    -     Data Servers and Application Servers.
    -     Database and History Management Systems.
    -     GPS Interactive Real-time Vehicle Tracking Applications.
    -     Geographically Corrected Electronic Map sets, Applications
    -     Emergency Monitoring Services
    -     Location Based Services
    -     Skilled and Trained staff.

Integrated Communication and Geo-referencing Resources

The following service providers are used by Orbtrac in the operation of its vehicle tracking systems:

   - USA Government Satellite Network (approximately 38 satellites-provided by contract with GPS solution providers). This is a free public service network of strength and stability that provides Geo-referencing information that is decoded by a GPS-receiver and mainly applied in real time tracking resources. More information is available for discussion.
   - GSM Cellular High Speed Data, SMS and GPRS National Network with international roaming facilities.
   - Inmarsat Commercial Satellite- Australian Commercial Satellite by Contractual agreement to Startrack, Orbtrac's Supplier for TransTrack products, (with near real time tracking- a small latency for time applies). More information is available for discussion.

TransTrack Satellite Tracking and Monitoring

Orbtrac Tracking Systems is a Sub-Saharan Service Provider for TransTrack. StarTrack provides an all-weather, round-the-clock, two-way communications system that uses state of the art technologies, including satellite and wireless communications to allow clients to track, manage and control remote assets, both fixed and mobile, and to monitor and control conditions, all in
near-real time.   This system is fully operational in North America, Australia,
Europe, soon to be in Asia and now Africa, and provides three main services:
TransTrack, EnviroTrack and MarineTrack. TransTrack is the selected focus for Orbtrac's Sub-Saharan Africa marketing and sales launch.


RECENT DEVELOPMENTS

The most recent development in Celtron's tracking systems are the development of a third generation General Packet Radio Services (GPRS)network system, which provides higher capacity, Internet based content and packet-based data services. In 2003, Celtron will begin a test program with Daimler Chrysler (South Africa) for the possible integration of its vehicle tracking system in the onboard computer systems of trucks and passenger vehicles.

INDUSTRY

Research performed by ARC Group expects the worldwide telematics solutions market to be worth in excess of US$100bn by 2007. In addition, operator revenues worldwide from the transport of telematics data alone will rise from $3.5bn in 2002 to $78bn by 2007.

To a large extent this industry is based on the need for enhanced security of people and assets against the ever-present threat of crime. Police and security statistics track the levels of criminal activity with regard to vehicle thefts in each state or country. Some South African statistics are presented in this document.

The greatest other loss contributor to the Fleet Operated transport industry is attributable to un-controlled vehicle abuse. Insurance claims records prove that as much as 65% of their claims result from misappropriation and/or high incidents of Vehicle Abuse.

Vehicle Crime Statistics-South Africa

-  In excess of 35 vehicles per day are hi-jacked.
-  An estimated 280 vehicles per day are stolen.
-  33% of newly registered vehicles are stolen.
- The cost to the SA economy equates to around R3.5 Billion per annum, (US$ 299 Million pa).
- "Out of pocket" losses to vehicle owners equate to around R1.1 million per day, (US $94,000 per day).

Sources -South African Police Service (SAP) 1999/ 2000 /Local Insurance Company

Statistics by Geographic sources- South Africa

- Highest ratio in Metropolitan City centers stands at 743.20 to 925 vehicles per 100,000 people.
- Second highest in Suburban centers stands at 561.40 to 743.20 vehicles per 100,000 people.
- Third highest in Other Suburban centers stands at 379.60 to 561.40 vehicles per 100,000 people.

Sources -South African Police Service (SAP) 1999/ 2000

Vehicle Abuse Results

-  Mechanical Failure
-  High Accident Rate
-  Excessive Fuel Costs
-  Excessive Maintenance Costs
-  Excessive Wear and Tear
-  Excessive Operating Costs (Overtime, Traffic Violation Fines, etc.)
-  Illegal use of Vehicles
-  Environmental Damage

The Solutions available

-  Immobilizers and Central Locking
-  Gear and Steering Locks
-  Anti-hijacking devices (Remote immobilizers, Pepper spray, Gas burners)
- Stolen Vehicle Recovery systems (Tracker/ Netstar type- passive/ reactive solutions)
- Cellular GSM Beacon-based Vehicle recovery system- reactive solutions that tracks through Cellular Mast triangulation.
- "Manual" Vehicle and driver management by way of telephonic contact, odometer readings, Tachographs, etc.
- GSM Cellular (SMS) Integrated GPS NEAR REAL-TIME Vehicle tracking, recovery and management systems
- GSM Cellular (High Speed Data/GPRS) Integrated interactive real time vehicle tracking, recovery and management systems.


MARKET AND MARKETING

Market Research and Analysis

Customers

Active and ongoing research indicates that the product range can be applied to:

- Vehicle Fleet Owners - Commercial Companies, Rental Agencies, Security Companies, National and Regional Government, Police, Military Defense Forces.
-  Transport Fleet Owners- Commercial Trucking and Logistics.
-  Individual Vehicle owners- High Quality vehicles and Sports Utility Vehicles
- Individual Vehicle owners- Medium and High Quality vehicles and Light Delivery Vehicles

Market size and trends - Vehicles

In 1999/2000 the total vehicle market comprised around 8.1 Million vehicles in several categories.

-  Passenger vehicles-                       5,840,587
-  Light commercial (2,250-3,500kg)          1,215,571
-  Light commercial (less than 2,250 kg)       777,257
-  Commercial (Above 3,500 kg)                 294,971
                                            ---------
Total Market in 1999/ 2000                     8,128,386  vehicles

Market size and trends - Tracking Products

The approximate numbers of Reaction and Recovery systems versus Vehicle tracking and management is given below.

Note that strong growth has taken place in the last 2 years.

-  Reaction and Recovery systems-        350,000 vehicles
-  Tracking and Management systems-      105,000 vehicles

Source- Current market research Auto Magazine.

Ongoing market evaluation

Market Analysis

The Vehicle Management and Tracking System applications can be divided into different categories. It is necessary to understand the difference in these applications to appreciate the advantage that Orbtrac enjoys with its product range. The different market segments are:

-     Privately owned vehicles
-     Fleet owned sedan vehicles
-     Fleet owned commercial light delivery vehicles
-     Fleet owned commercial medium delivery vehicles
-     Fleet owned commercial heavy delivery vehicles
-     Fleet owned heavy duty or long-haul type

The applications of tracking systems could be categorized as follows:

- Reactory/Recovery - i.e. system needs to be activated by owner or reaction force controller prior to Areaction-force@ mobilizing
-     Preventative - system has Aself-alarm@ capabilities in event of emergency
-     Managerial -vehicle management controlled remotely

The method of data communications varies on the systems and could be grouped as follows:

-     VHF Radio pad
-     Radio Trunking
-     Cellular SMS
-     Cellular DATA

Consolidated Market Overview

General Market - This market is the general passenger vehicle market, which is already saturated with competitors. It features lower prices, low profits, intense competition, and high marketing costs. This is seen as a competitive market with high marketing costs, requiring high volume sales and a large investment, and we have decided to leave this market to our competitors.

Quality Market - This market consists of high-end luxury or sports vehicles. We intend to focus on this market with the Buddi-Track system. This is seen as an underserved and not fully penetrated market, with unmet needs for total vehicle security and management.

Corporate Market - This market consists of financed, rental and lease vehicles, transport fleet and corporate vehicles. We intend to focus on this market with the Buddi-Track and Mobi-Track system, and to position ourselves as a market leader. This is seen as a security conscious and profitable market with a keen interest in locating and tracking vehicles on demand. It is a not fully penetrated market, with underserved and unmet needs for total vehicle security and control. Insurance company approval may result in lower insurance rates as well for owners.


Transport Fleets - National to Sub-Saharan Africa- We intend to focus on this market with Buddi-Track and Mobi-Track for local applications, and Trans-Track for cross border and Sub-Sahara applications, and to position ourselves as a market leader. Not only is the truck and trailer combination very costly, their loads have a very high value as well. Insurance company approval may result in lower insurance rates as well for owners.


Marketing Plan

Currently the market distribution is shared by a variety of operators. When considering that the market segment Orbtrac will enter accommodates millions of vehicles, and is shared by only a few true competitors, the 2.5% market share Orbrac envisages capturing should have little resistance. The companies that operate systems similar to that of Orbtrac are primarily Technology bound, mainly due to their methodology of operation.

Management believes that none of its competitors have the technological advantage of Orbtrac, and it is therefore believed that the Company will achieve its goals by capturing a manageable market share.

Orbtrac is implementing a national agency and franchised bureau network. Each agency or franchisee needs only to sell a small amount of units per month in order to achieve the stated market penetration. The unique capabilities of the system have already proved to be acceptable in the industry. Management believes that the required market penetration will be achieved.
Gross and operating margins- Retail Sales

The industry has proven that a major resistance factor is excessive hardware pricing. We have, therefore, adopted the approach to minimize margins on hardware sales and concentrate on growing the annuity income resulting from monthly subscriptions paid by the client to the company. The initial operating margins are therefore low but increases annually as the client base expands.

There is no direct correlation between the expansion of the client base and the overhead and infrastructural costs as the operational management system is designed to minimize human interaction.

Profit potential and durability

Profit potential is expected to be firm and growth-based due to a bid for market leadership, based on superior technology and customer service.

Given that the technology has a lifespan of 5 to 10 years, the launch of Orbtrac's new product, which utilizes the latest state-of-art technology, is seen to generate durable profits for the foreseeable future.


PUBLIC RELATIONS AND ADVERTISING

Public Relations

Orbtrac should be launched as a progressive business entity. This launch is planned to coincide with the launch of the new Cellular GPRS
"on-line-all-the-time" product. At this time a Public Relations action will be launched that will include:

-  Reassurance to existing customers
-  Attract new clients (Target of 92 000 units over 48 months)
-  Educate the Corporate, Business, and general public
-  Promote the world class technology of real time control
-  Incorporate Public Relations into overall marketing strategy

Public relations campaign objectives

-  To launch Orbtrac as a conceptual market leader
- To heighten Orbtrac's position in the fleet management and vehicle tracking industries
-  To position the company as thought leaders in security and loss avoidance
-  Highlight Orbtrac's unique selling points
-  To position the company as technology leaders
-  To introduce the concept of private on-line tracking by vehicle owners

-     Issues based media campaign
-     Product based media campaign
-     Tailored messages would be utilised for specific target markets
-     Product names must be top of mind in purchasing decision-maker
      Advertising and Direct Marketing   We intend to conduct a direct
marketing campaign, by a combination of telephone and direct mail, to the following potential customers:

-  Fleet Owners / Managers
-  Large Corporates
-  Media selection


Advertising is proposed for a range of automobile, transportation and logistics trade magazines that focus on the core market of potential customers, as defined in this document. Advertising is also proposed for niche newspaper sections that appeal to vehicle sellers, purchasers and enthusiasts.

- banner ads on other websites that link in to the Orbtech URL. Television advertising during selected Television Programs is considered.

THE PRODUCTS

Technology

Celtron's platform technology is a flexible, mobile-cellular data communications device, coupled with a proprietary software system and integrated management services for the system. This technology is currently being integrated with GPS and applied in a sophisticated automated vehicle tracking, management and recovery system offering a flexible, interactive solution to the total vehicle market, ranging from heavy commercial fleet based vehicles, light commercial vehicles, to passenger vehicles.

The suite of vehicle tracking products and services, consisting of the "Buddi-Track," "Mobi-Track" and the software management system, "Travel Partner," were initially licensed and announced in South Africa during the year 2000 and successfully launched during February, 2001. This market was specifically targeted as a trial run for the product and services suite, due to its extremely high rate of vehicle theft and hi-jacking.

The Combination of Cellular GPRS and Satellite GPS in our new product range not only ensures that our Vehicle Tracking Systems remain online all the time, it also gives us the flexibility to offer high speed mobile data services with theoretical maximum speeds of up to 171.2 kilobits per second (kbps) using all eight timeslots at the same time. This is about three times as fast as the data transmission speeds possible over today's fixed telecommunications networks and ten times as fast as current Circuit Switched Data services on GSM Cellular networks.

The new product design also allows for the attachment of peripheral devices through standard connection protocols to capitalize on the full spectrum of this exciting new mobile data platform. Our end-users will, for instance, end up with a remotely managed tracking system that offers:
    -     In-car navigation (interactive mapping)
    -     Internet applications - from web browsing, e-mail to chat
    -     normally reserved for desktop computers.
    -     High-speed data communication over the mobile network.
    -     WLAN capabilities.
    -     Location Based Services.
    -     Remote accessible Telemetry.
    - Remote activated and managed peripheral devices such as POS devices, and barcode scanners

Revenue is derived from a monthly monitoring subscription fee payable to the licensed operating companies over the period of an initial 24-month renewable contract, as well as the original sale of the product and installation charge.

Secondary revenue is derived from the sale of onboard hardware, license of software packages, the sale of optional peripheral devices and services to fleet companies in various revenue streams.

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

Mobi Track

The Mobi Track system uses the same technology as the Buddi Track system, to allow fleet owners to track vehicles in the event of emergencies, or any time tracking is needed. It also allows the fleet owners or managers to track their entire fleets on an office personal computer. The Buddi Track systems provides:
   -active real time tracking in 3-5 second positional updates
   -remote parameter setting
   -trip history and retrieval
   -cross border tracking where cellular roaming exists
   -routing and scheduling
   -automated violation reporting
   -excessive speed management   -accident monitoring
   -sensor inputs
   -device activation outputs
   -multiple level reporting
   -simultaneous multiple vehicle display
   -24 hour control center backup

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

   COMPETITION

The company competes with other companies which have greater financial resources and whose names are more familiar to the public. Most of our competitors currently use only cellular technology, as opposed to a global positioning (GPS) system. The company competes in South Africa with such companies as "Tracker" and "Track Ton." It will compete in the United States with the tracking system most widely used, "LoJack." EMPLOYEES
Celtron presently employs 40 employees, primarily in its subsidiaries.


ITEM 2. DESCRIPTION OF PROPERTY

The company uses office space at Unit 2 West, Momentum Business Park, 563 Old Pretoria Road, Halfway House, Pretoria, South Africa, which we believe is sufficient for our current needs and is adequately covered by insurance.
The company is the licensee of its technology.


ITEM 3. LEGAL PROCEEDINGS


Celtron is involved in an Interpleader lawsuit brought against he Company and Adnan Khalil and Shanin Azarmehr, in the Third Judicial District Court for Salt Lake County in the state of Utah, Case No. 000903425. The lawsuit concerns Celtron's refusal to allow Mr. Khalil to transfer his stock, as he has not paid for the same, by failing to provide an agreed upon inventory of equipment to Celtron. Both defendants have defaulted after service of summons and complaint, and Celtron is in the process of finalizing a default judgment. Celtron is not involved in any other litigation.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of security holders during the fiscal year ended December 31, 2002.

PART II
-------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock has been quoted on the over-the-counter bulletin board under the symbol "EVEC" from June 7, 2000 through the first quarter of 2002. It has been quoted under the trading symbol "CLTR" since the second quarter of 2002. The high and low sale prices of our common stock were $1.65 and $.03, respectively, during fiscal year 2002. Celtron considers its Common stock to be thinly traded and that any reported bid or sale prices may not be a true market-based valuation of the Common Stock. As of December 31, 2002, there were 81 record holders of Celtron Common Stock.



The following table sets forth the range of high and low bid information for each full quarterly period of the last fiscal year:

Period Reported                     Average High Bid       Average Low Bid
Quarter ended March 31, 2002            .71                     .28
Quarter ended June 30, 2002             .71                     .28
Quarter ended December 31, 2002         .44                     .19
Quarter ended December 31, 2002         .24                     .15


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

                                 SECURITY HOLDERS

The approximate number of record holders of shares of the common stock of the Company outstanding as of December 31, 2002 was 23.

                                    DIVIDENDS

No dividends have been declared or paid on the Company's common stock.

    ITEM 6.   MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Results of Operations

Since inception, we have had no revenues and have experienced losses. We have financed our operations primarily through the sale of our common stock or by loans from shareholders. The net loss for the year ended December 31, 2002 was
$95,678 compared to a net loss of $0 for the comparable period of 2001.   This
analysis is based on unaudited financial consolidated financial statements as contained in Note 5 to our independent auditor's report.

Liquidity and Capital Resources

As of December 31, 2002, we had 0 cash on hand and current liabilities of $328,630, as compared to $0 cash on hand and total current liabilities of $0, for the same period of 2001. We have material commitments to perform license agreements acquired as a result of the acquisition of the assets of Celtron International, Ltd., in the next twelve months. We believe that our current cash needs for at least the next twelve months can be met by loans from our directors, officers and shareholders, and by private placements of our common stock. However, our principals are not legally obligated to loan us these operating funds, and there can be no assurance that our private placements will be successful. Due to our lack of cash and current liabilities since inception, management believes a comparison of the period ended December 31, 2002 and the period ended December 31, 2001 would not be meaningful. This analysis is based on unaudited financial consolidated financial statements as contained in Note 5 to our independent auditor's report.

Plan of Operations

Celtron plans to use its South African operation as a working business model for expansion, initially into the UK and Europe, and eventually, the United States as well. Each geographical area will be served by a separate SBU, or strategic business unit, modeled after the South African SBU.

Opportunities

-     We plan to begin our expansion with the launching of separate SBU's in
the UK.   the South African company will be responsible for the manufacturing of the products for the UK and other International markets.

- After the expansion to the UK, we plan to begin a feasibility study to ascertain the availability of financing to offer SBU's in the European Union countries. Our South African subsidiary may be able to take advantage of relationships with the EU for lower duty exports and inputs into EU country sales.

- Contractual relationships with Orbtrac approved partners can easily be put in place for South Africa, and nearby countries.

- The launch of our new multi-tasking GPRS product in the second quarter of 2003 will create greater opportunities in the local market as its methodology of operation and flexibility outperforms any known product of its kind, including the current product range of the company.

- The launch of our new multi-tasking GPRS product in the second quarter of 2003 also addresses specific needs - and will resolve a multitude of problems - identified and demanded from the Large Fleet Operators.

New product introduction

Satisfying the needs of our clients is our primary concern, and placing our units in a diversified market has given us greater insight into these requirements. Our approach therefore was to develop a base product with sufficient flexibility to integrate to peripheral products that will satisfy the needs of the different market segments. Even though this design approach had its restrictions in the past, the emergence of cellular GPRS has broken down those barriers.

GPRS enabled networks offer 'always-on', higher capacity, Internet-based content and packet-based data services. This enables services such as color Internet browsing, e-mail on the move, powerful visual communications, multimedia messages and location-based services.

Other than the fact that the Combination of Cellular GPRS and Satellite GPS in our new product range now ensures that our Vehicle Tracking Systems remain online all the time with geo-referencing information such as GPS-accurate position, date, time, speed, direction and altitude being updated every 30 seconds, 24-hours a day, 365 days a year, it also gives us the flexibility to offer high speed mobile data services with theoretical maximum speeds of up to
171.2 kilobits per second (kbps) using all eight timeslots at the same time.

This is about three times as fast as the data transmission speeds possible over today's fixed telecommunications networks and ten times as fast as current Circuit Switched Data services on GSM Cellular networks. It is also prudent to mention that the rates charged by the cellular networks for this service are extremely low and very competitive.

The fact that the service remains online all the time immediately resolves a major problem large fleet operators are currently experiencing with all current known technologies and products in this arena.

The current known products rely on the seek and find principal. For instance, if a Fleet Operator currently needs positional information on a vehicle, he needs to request a positional update. Running a Fleet of in excess of 100 vehicles on this principle could become cumbersome and costly.

With Orbtrac's new GPRS solution, the vehicle will report in every 30 seconds. The Fleet operator will therefore only need to glance at his computer screen to find the vehicle in question, with the knowledge that the visual positional information is not older than 30 seconds.

The new product design allows for the attachment of peripheral devices through standard connection protocols to capitalize on the full spectrum of this exciting new mobile data platform. Our end-users will, for instance, end up with a remotely managed tracking system that offers:

-     In-car navigation (interactive mapping)

-     In-car messaging

- Internet applications you are used to on your desktop - from web browsing, e-mail to chat

-     High-speed data communicator over the mobile network.

-     WLAN capabilities.

-     Location Based Services.

-     Remote accessible Telemetry.

- Remote activated and managed peripheral devices such as POS devices, Barcode scanners, etc.

With this flexibility, the company can now effectively direct its attention to the full spectrum of vehicles in the country.

The new product will be publicly launched in the 2nd Quarter of 2003.

Future Opportunities

With the current market conditions in mind, companies offering standard vehicle tracking and management solutions are subjected to the normal resistance created by historical experiences in the market place and sales forced on consumers by the insurance industry.

Having knowledge of the markets, our approach to our product design has always been to break down these barriers by finding solutions in our design and not in our marketing. Technology breakthroughs over the last 2 years have placed us in a position where we can offer solutions to the majority of requirements from the transportation and related industries such as the insurance industry.

These are a few of the requirements and solutions offered by our new product design:

  -Fleet operators have to "call" a vehicle to obtain positional information. GPRS capabilities resolves this with the vehicle reporting in its positional information every 30-seconds.

  -Compiling records of historical trip history of vehicle is easier because all trip history is available on the operating hub

  -The Fleet Operator has instantaneous real-time information on vehicle movement which includes position (on/off route), speed (excessive speeds), un-official stopping (offering lifts to 3rd parties) and excessive idling time.

  -Delivery vehicles need confirmation of delivery     Attach Bar-Code Scanner
and Signature-Pad to system through WLAN for instantaneous confirmation at delivery point.

  - Payment of services or deliveries from an attached point of sale device, such as a credit card terminal, to the system through WLAN or RS232 to accept on-site payments.

  - Insurance companies lower the risk of recovering stolen or hi-jacked vehicles as vehicle's exact position is known at all times.

-Finance companies lower the risk of recovering runaway non-paying customers by having immediate access to exact movement of vehicle Monitoring company vehicle and personnel movement.

   -Corporate Fleet managers and Sales Managers have exact online information available on the movement of company vehicles to verify movement and productivity.

   -Private individuals, foreign travelers, and delivery vehicles can, through the installation of an on-board display or WLAN attachment of a PDA, determine their exact location on visual map display. This information will stay live as the vehicle moves.

Once the principle of online-all-the-time with flexible high-speed data transmission integration is grasped, the aforementioned list can be expanded to incorporate a magnitude of applications.

The architecture of the design also allows for our system to be used in non-mobile applications, and considering the cost and speed of data transmission, will allow again for a magnitude of applications, especially in remote, out-lying regions that require sustainable data transfer.

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

PART III.
---------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The members of the Board of Directors of Celtron! European Cafes, Inc. serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.

The current executive officers, key employees and directors of Celtron are:


Name                   Age                    Position
----                  ------                --------------

Allen A. Harrington    46               Chief Executive Officer,
                                        Chairman, Secretary, Director

Amanda M. Harrington   44               Chief Financial Officer

Blake Turner           30               Director

Marius Jordan          42               Director

Frans Greyling         59               Director, Orbtech Tracking

Norman Mundell         37               Director, Orbtech Tracking

Nico Sliep             43               Director, Buddi Track (Pty) Ltd.


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

Frans Greyling. Mr. Greyling concluded his training as cartographer in 1964 with the Dept. of Lands (Trigonometrical Survey Office) then entered the private sector. He qualified himself as draughtsman in various fields as well as technical assistant in civil engineering. During this time he headed a large drawing office with one of the biggest civil engineering firms in South Africa at the time. He became self employed in 1975 and did contract work for Department of Water Affairs, Transvaal Provincial Administration as well as various private companies. He entered the financial services sector in 1979 during which time he was involved in the capitalization of various companies. This involvement gave him a thorough insight into the venture capital sector, and is mainly the arena where he developed his managerial skills. He co-managed a team of more than a hundred sales persons during the late 80's. He was also responsible for the appointment and training of sales people, and still does this amicably.

Norman Mundell. Mr. Mundell is a qualified electronic engineer, achieving degrees BSc Electronic Engineering in 1998, and MSc Electronic Engineering (Cum Laude) in 1998 through the University of Natal in Durban, South Africa. Norman also obtained a diploma in Project Management in 1992 from the School of Business Leadership in Johannesburg. He completed his military training in 1990 were he achieved the rank of full Lieutenant. His professional career began in 1990 were he was employed by Mikomtek (now icomtek), the Information and Communications Division of the CSIR in Pretoria. During this period he was project leader for a variety of high-level development projects including microwave component development, infrared data and video communication and wireless networking. In 1997 he was appointed as Project and Product Manager for Mikomtek's Data Broadcasting business and headed the technical and business development of RDS datacasting. As a result of negotiations between Orbtech and the CSIR with respect to establishing RDS in South Africa, Norman accepted the position as Managing Director of RDSNet in September 2000. In January 2002, Norman was appointed as the Operations Director for Orbtech Tracking Systems Ltd.

Nico Sliep. Mr. Sliep is the managing director of Buddi-Track (Pty) Ltd. In 1979 and 1980 Mr. Sliep obtained a computer sciences diploma from the Wits Technicon whilst working as customer engineer for I.C.L. South Africa where he was responsible for the repair and maintenance of mainframes and peripherals. Between 1982 and 1984 Mr. Sliep worked for Olivetti doing repairs on Dec11 equipment. In 1984 he joined SACO as area manager in Klerksdorp maintaining access control systems for all the mining groups in the area. Moving to Johannesburg in 1989, Mr. Sliep became involved in research and development for the group for the next ten years designing electronic systems including electronic parking meters for Australia and RF tagging of beer barrels for Scottish Courage in England and Scotland. In 1999, Sliep joined Electronic Concepts as design engineer for the current Buddi vehicle tracking system and subsequently joined Orbtech in 2000 to continue design work on the Buddi system. Nic is appointed as Managing Director of Buddi-Track (Pty) Ltd. where his expertise is applied in continued product review and design, as well as managing the in-house production of the Group's Products.


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

ITEM 10. EXECUTIVE COMPENSATION.

The following table summarizes the compensation Celtron has paid to its Chief Executive Officer and all other executive officers for services rendered up to the period ended December 31, 2001. No salaries were paid during fiscal year 2001, and there were no grants of options or SAR grants given to any executive officers during the past fiscal year.
last fiscal year.                             Annual Compensation
                                              -------------------

Name and Position            Salary      Bonus     Deferred
-----------------            ------      -----      ------
Amanda Harrington           $15,00000
Allen Harrington              $37,500     0           0
Blake Turner                  $37,500     0           0
Marius Jordan               $       0     0           0
Frans Greyling              $  27,000     0           0
Norman Mundell              $  33,000     0           0
Nico Sliep                  $  41,250     0           0
-----------

*Compensation is paid by the operating subsidiaries

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL ARRANGEMENTS

There are no written contracts or agreements, other than those with the subsidiaries. Employee compensation is set by the members of the Board of Directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock of Celtron as of the date of this disclosure(1), by (I) each person who is known by Celtron! European Cafes, Inc. to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of common stock, (ii) each of Celtron! European Cafes, Inc.'s directors and executive officers, and (iii) all directors and executive officers as a group.


Name and Address            Number of Shares        Percentage Owned
----------------            ----------------        ----------------

Allen Harrington*             12,000,000                  77.42%
Amanda Harrington
Celtron International, Ltd.
563 Old Pretoria Road
Midrand, South Africa

Blake Turner                           0                      0
563 Old Pretoria Road
Midrand, South Africa

Marius Jordan                          0                      0
563 Old Pretoria Road
Midrand, South Africa

Officers and
Directors as a Group          12,000,000                  77.42%
----------
*Shares are owned by Celtron International (Pty.), Ltd., an Irish corporation.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 20, 2001, Celtron issued 12 million shares of its restricted common stock to Celtron International,(Pty.) Ltd., an Irish corporation, in exchange for its assets, and the certificate for the issuance was held in trust pending hte closing of the transaction whereby we acquired the assets of Celtron International, Ltd. The issuance of shares was made pursuant to Section 4(2) of the Securities Act of 1933, to sophisticated investors, who were given access to all corporate and financial information.

ITEM 13. INDEX TO EXHIBITS AND REPORTS ON FORM 8-K(a) Financial Statements (included in Part II of this Report): Report of Independent Certified Public Accountant Financial Statements Balance Sheets Statement of Loss And Accumulated Deficit Statements of Cash Flows Statements of Stockholder's Equity Notes to Consolidated Financial Statements (b) Reports on Form 8-K:

     June 20, 2001
     July 13, 2001
     July 20, 2001
(c) Exhibits      None

FINANCIAL STATEMENTS Report of Independent Certified Public Accountant dated April 15, 2003
Financial Statements
Balance Sheets
Statement of Loss and Accumulated Deficit
Statements of Stockholder's Equity
Statements of Cash Flows
Notes to Financial Statements


Independent Auditor's Report

Board of Directors and Stockholders
CELTRON INTERNATIONAL, INC..

We have audited the accompanying balance sheets of CELTRON INTERNATIONAL, INC.(a development stage company) as of December 31, 2002 and 2001, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended, and for the period April 3, 1998 (inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Celtron !EUROPEAN CAFES, INC. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, and for the period April 3, 1998 (inception) through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. The accompanying financial statements have been prepared assuming that the Company will continue as going concern. As discussed in Note 4, the Company is in development stage and has no assets, no working capital, and has sustained losses during its development stage which together raise substantial doubt about its ability to continue as a going concern. Management plans regarding those matters are also described in
Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Rogelio G. Castro
Certified Public Accountant

Oxnard, California
April 14, 2003



                          CELTRON INTERNATIONAL, INC.
                  (A Development Stage Company)Balance Sheets


                                                              As of December 31,
                                                            2002           2001
                                                         --------      ----------
ASSETS
Current Assets:
Cash                                                       $     -       $     -
                                                          --------      ----------
   Total Current Assets                                          -             -
                                                          --------      ----------
TOTAL ASSETS                                               $     -       $     -
                                                          ========      ==========
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
    Total Current Liabilities                              $     -       $     -
Stockholders' Equity (Deficit)
  Common stocks , $.001 par value
  Authorized shares; 25,000,000
  Issued and outstanding shares; 2,974,200                   2,974         2,974
    Paid in capital                                         16,126        16,126
Deficit accumulated during
 the development stage                                     (19,100)      (19,100)
                                                          --------      ----------
     Total Stockholders' Equity (Deficit)                        -             -
                                                          --------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY (DEFICIT)      $     -      $      -
                                                          ========      ==========

    The accompanying notes are an integral part of these financial statements.

                                                 F-3





                          CELTRON INTERNATIONAL, INC.
                         (A Development Stage Company)
                            Statements of Operations
                     For the years ended December 31, 2002
                   and 2001, and for the period April 3, 1998
                     (inception) through December 31, 2002


                                                                           April 3, 1998
                                                                          (inception)
                                                                           through
                                                                           December 31,
                                                      2002        2001      2002
                                                   ---------   --------- -------------
Income                                         $             $     -    $       -
                                                   ---------   --------- -------------
        Total  Income                                  -           -            -
                                                   ---------   --------- -------------
Expenses
  General and Administrative                           -           -         19,100
                                                   ---------   --------- -------------
     Total Expenses                                    -           -         19,100
                                                   ---------   --------- -------------
Net loss                                         $     -     $     -       $(19,100)
                                                  ======     ======        ========
Basic Loss Per Share                             $     -     $     -
                                                  ======     ======

    The accompanying notes are an integral part of these financial statements.

                        F 4

                          CELTRON INTERNATIONAL, INC.
                         (A Development Stage Company)
                       Statements of Stockholders' Equity
              For the years ended December 31, 2002 and 2001, and
                    for the period April 3, 1998 (inception)
                           through December 31, 2002

                                                                                          Deficit
                                         Number                                           Accumulated
                                         of              Common          Paid             During
                                         Shares          Stock at        in               Development
                                         Outstanding     par value       Capital          Stage
                                         -----------     ---------       -------          ------------
Stock issued at inception for services    2,972,000       $ 2,972        $13,928
Stocks issued for cash                        2,200             2          2,198
                                         -----------     ---------       -------          ------------
Net loss,  December 31, 1998                                                              $(16,900)
Balance at December 31, 1998              2,974,200         2,974         16,126           (16,900)
                                        -----------     ---------       -------          ------------
Net loss, December 31, 1999                                               (2,200)
                                        -----------     ---------       -------          ------------
Balance at December 31, 1999              2,974,200         2,974         16,126           (19,100)
                                        -----------       ---------     -------          ------------
Balance at December 31, 2000              2,974,200         2,974         16,126           (19,100)
Balance at December 31, 2001              2,974,200         2,974         16,126           (19,100)
Balance at December 31, 2002              2,974,200       $ 2,974        $16,126          $(19,100)
                                        ==========       ========       =======          ============



    The accompanying notes are an integral part of these financial statements.


                         F 5




                          Celtron International, Inc.
                         (a Development Stage Company)
                            Statements of Cash Flows
              For the years ended December 31, 2002 and 2001, and
                    for the period April 3, 1998 (inception)
                           through December 31, 2002

                                                                 April 3,1998
                                                                 (inception)
                                                                 through
                                                                 December 31,
                                             2002      2001      2002
                                            ------    ------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                  $   -     $   -      $(19,100)
Stocks issued for services                      -         -        16,900
                                            ------    ------     ------------
NET CASH USED BY OPERATING ACTIVITIES        -            -        (2,200)

CASH FLOWS FROM FINANCING ACTIVITIES
  Stocks issued for cash                     -            -         2,200
                                            ------    ------     ------------
NET CASH FROM FINANCING ACTIVIES             -            -         2,200
                                            ------    ------     ------------
INCREASE (DECREASE) IN CASH                  -            -             -
BEGINNING CASH                               -            -             -
                                            ------    ------     ------------
ENDING CASH                               $  -        $   -     $       -
                                            ======    ======     =============


    The accompanying notes are an integral part of these financial statements.


                         F 6





                          CELTRON INTERNATIONAL, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                           December 31, 2002 and 2001


NOTE 1   NATURE OF BUSINESS

Celtron International, Inc. formerly Et Voila European Cafe(the Company) was incorporated under the laws of the state of Nevada on April 8, 1998. The purpose for which the Corporation is organized is to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of the State of Nevada, including, without limitation, to engage in the business of marketing the concept of a fast food restaurant European style.


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

The Company's total deferred tax assets as of December 31, 2002 is as follows:

Net operating loss carry-forward        $ 19,100

 Valuation allowance                    (19,100)
                                         ------
                                        $      -
                                         ======

The difference between the income tax benefit in the accompanying statements of operations and the amount that would result if the a federal statutory rate of 34% were applied to pretax loss is as follows for the year ended December 31, 2002:

 Income tax benefit at statutory rate    $ 6,494
 Valuation allowance                      (6,494)
                                           -----
                                         $     -
                                           =====


The net operating losses carry forward of $19,100 for federal tax purposes will expire in year 2021.

NOTE 4   GOING CONCERN

The Company has nominal assets and no current operations with which to create operating capital. It has an accumulated deficit of $19,100 at December 31, 2002. These factors raise substantial doubt about the company's ability to continue as a going concern. The company seeks to raise operating capital through private placements of its common stock. However, there can be no assurance that such offering or negotiations will be successful.

                                  F 8

NOTE 5 - MERGER AND ACQUISITIONS

The Company have acquired a foreign subsidiary which at the date of the report, the audit still in progress. The following the unaudited pro forma condensed consolidated balance sheet and unaudited pro forma condensed consolidated statement of operations for the year ended December 31, 2002:

                      Pro Forma Consolidated Balance Sheet
                               December 31, 2002

ASSETS
Current Assets                       $210,720
Property & Equipment                   88,221
Other Assets                          400.000
                                     --------
    Total ASSETS                     $698,941
                                      =======
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                   $328,630
Longterm Debt                         937,477
Stockholders deficit                 (567,166)
                                      -------
    Total Liabilities & Deficit       $698,941
                                      =======

                      Pro Forma Consolidated Statement of
                Operations For the year ended December 31, 2002

Sales                                  $128,967
Cost of Sales                           (54,226)
                                       -------
Gross Profit                             74,741
Expenses                               (170,419)
                                       -------
Net loss                               $(95,678)
                                       =======






                               SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


Celtron International, Inc.

Allen Harrington
_____________________________________
ALLEN HARRINGTON, President and Director
Date: April 15, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Amanda Harrington
_____________________________________
AMANDA HARRINGTON, Treasurer and Director
Date: April 15, 2003


_____________________________________
MARIUS JORDAN, Director


_____________________________________
BLAKE TURNER, Director


In connection with the annual report of Nutra Pharma, Inc. on Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof, the undersigned certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     1. The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   2. The information contained in the report fairly presents, in all material respects, the financial condition and results of the Company.



Dated: April 15, 2003

Allen Harrington
--------------------------

Allen Harrington,
Chief Executive Officer

Dated: April 15, 2003
By:     Amanda Harrington
------------------------
Amanda Harrington, Treasurer