Form 10KSB/A
period 2002-12-31
CELTRON INTERNATIONAL INC
filed 2003-04-24
CIK 1084088

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              AMENDMENT NO. 1 TO

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

These are a few of the requirements and solutions offered by our new product design:

- Fleet operators have to "call" a vehicle to obtain positional information. GPRS capabilities resolves this with the vehicle reporting in its positional information every 30-seconds.

- Compiling records of historical trip history of vehicle is easier because all trip history is available on the operating hub

- The Fleet Operator has instantaneous real-time information on vehicle movement which includes position (on/off route), speed (excessive speeds), un-official stopping (offering lifts to 3rd parties) and excessive idling time.

- Delivery vehicles need confirmation of delivery     Attach Bar-Code Scanner
and Signature-Pad to system through WLAN for instantaneous confirmation at delivery point.

- Payment of services or deliveries from an attached point of sale device, such as a credit card terminal, to the system through WLAN or RS232 to accept on-site payments.

- Insurance companies lower the risk of recovering stolen or hi-jacked vehicles as vehicle's exact position is known at all times.

- Finance companies lower the risk of recovering runaway non-paying customers by having immediate access to exact movement of vehicle Monitoring company vehicle and personnel movement.

- Corporate Fleet managers and Sales Managers have exact online information available on the movement of company vehicles to verify movement and productivity.

- Private individuals, foreign travelers, and delivery vehicles can, through the installation of an on-board display or WLAN attachment of a PDA, determine their exact location on visual map display. This information will stay live as the vehicle moves.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Celtron as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, and for the period April 3, 1998 (inception) through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. The accompanying financial statements have been prepared assuming that the Company will continue as going concern. As discussed in Note 4, the Company is in development stage and has no assets, no working capital, and has sustained losses during its development stage which together raise substantial doubt about its ability to continue as a going concern. Management plans regarding those matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Rogelio G. Castro
---------------------------
Rogelio G. Castro
Certified Public Accountant

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

The Company's total deferred tax assets as of December 31, 2002 is as follows:

Net operating loss carry-forward        $ 19,100

 Valuation allowance                     (19,100)
                                          ------
                                         $     -
                                         ========

The difference between the income tax benefit in the accompanying statements of operations and the amount that would result if the a federal statutory rate of 34% were applied to pretax loss is as follows for the year ended December 31, 2002:

 Income tax benefit at statutory rate    $ 6,494
 Valuation allowance                      (6,494)
                                           -----
                                         $     -
                                         ========

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

                                  F 8

NOTE 5 - MERGER AND ACQUISITIONS

The Company have acquired a foreign subsidiary which at the date of the report, the audit still in progress. The following the unaudited pro forma condensed consolidated balance sheet and unaudited pro forma condensed consolidated statement of operations for the year ended December 31, 2002:

                      Pro Forma Consolidated Balance Sheet
                               December 31, 2002

ASSETS
Current Assets                       $210,720
Property & Equipment                   88,221
Other Assets                          400.000
                                     --------
    Total ASSETS                     $698,941
                                      =======
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                   $328,630
Longterm Debt                         937,477
Stockholders deficit                 (567,166)
                                      -------
    Total Liabilities & Deficit      $698,941
                                     =========


                      Pro Forma Consolidated Statement of
                Operations For the year ended December 31, 2002

Sales                                  $128,967
Cost of Sales                           (54,226)
                                       -------
Gross Profit                             74,741
Expenses                               (170,419)
                                       -------
Net loss                               $(95,678)
                                       =========

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

Amanda Harrington
_____________________________________
AMANDA HARRINGTON, Treasurer and Director

Date: April 15, 2003


_____________________________________
MARIUS JORDAN, Director

Date: April 15, 2003

_____________________________________
BLAKE TURNER, Director

                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the report of Celtron International, Inc., (the "Company") on Form 10-KSB for the year ended December 31,2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


By:  Allen Harington                              Date: April 15, 2003
     -----------------------
     Allen Harington, President
     Chief Executive Officer


AMANDA HARRINGTON                                 Date: April 15, 2003
----------------------
AMANDA HARRINGTON
Treasurer and Director
Chief Financial Officer

                                 CERTIFICATION
                            PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Allen Harington, certify that:

1. I have reviewed this report on Form 10-KSB of Celtron International, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, consolidated financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the year ending 2002, as presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including any subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003


By:   Allen Harington
-----------------------
Allen Harington, President
and Chief Executive Officer

                                 CERTIFICATION
                            PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Amanda Harington, certify that:

1. I have reviewed this report on Form 10-KSB of Celtron International, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, consolidated financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the year ending 2002, as presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including any subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 15, 2003


AMANDA HARRINGTON
----------------------
AMANDA HARRINGTON
Treasurer and Director


Date: April 15, 2003


AMANDA HARRINGTON
----------------------
AMANDA HARRINGTON
Treasurer and Director
Chief Financial Officer