Form 10QSB
period 2003-03-31
CELTRON INTERNATIONAL INC
filed 2003-05-20
CIK 1084088

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

                                   FORM 10QSB

(X)      Quarterly report pursuant to Section 13 or 15(d) of the Securities

         Exchange Act of 1934 for the quarterly period ended March 31, 2003

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to______


                       COMMISSION FILE NUMBER 333-1084088
                                              ___________


                          CELTRON INTERNATIONAL, INC.
                    __________________________________________
              (Exact name of registrant as specified in its charter)



          Nevada                                      91_1903590
__________________________________        __________________________________
(State or other jurisdiction of           (IRS Employer  Identification No.)
 incorporation or organization)


                             563 Old Pretoria Road
                             Midrand, South Africa
                                  011_652_6350
______________________________________________________________________________
(Address of Principal Executive Offices, including Registrant's zip code and telephone number)


         ______________________________________________________________
         Former name, former address and former fiscal year, if changed


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to
such filing requirements for the past 90 days. Yes X   No
                                                   ___

The number of shares of the registrant's common stock as of March 31, 2003:
16,269,200 shares.

Transitional Small Business Disclosure Format (check one):   Yes   No X
                                                                ___  ___



                             TABLE OF CONTENTS
                             _________________

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

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES

FINANCIAL DATA SCHEDULE

                          CELTRON INTERNATIONAL, INC.
                         (A Development Stage Company)
                                Balance Sheets
                                                                As of
                                                         March 31,  December
31,

                                                           2003       2002
                                                       (Unaudited)
                                                        --------    ------
ASSETS
Current Assets:
Cash                                                    $     -    $     -
                                                         ------     ------
   Total Current Assets                                       -          -
                                                         ------     ------
TOTAL ASSETS                                            $     -    $     -
                                                         ======     ======
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
    Total Current Liabilities                           $     -    $     -
Stockholders' Equity (Deficit)
  Common stocks , $.001 par value
  Authorized shares; 25,000,000
  Issued and outstanding shares; 2,974,200                2,974       2,974
    Paid in capital                                      16,126      16,126
Deficit accumulated during
 the development stage                                  (19,100)    (19,100)
                                                         ------      ------
     Total Stockholders' Equity (Deficit)                     -           -
                                                         ------      ------
TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY (DEFICIT)   $     -     $     -
                                                         ======      ======





    The accompanying notes are an integral part of these financial statements.

                                                 F-3


                           CELTRON INTERNATIONAL, INC.
                         (A Development Stage Company)
                            Statements of Operations
               For the three months ended March 31, 2003 and 2002,
           and for the period April 3, 1998(inception) through March 31, 2003




                                                                April 3, 1998
                                                               (inception)
                                                 March 31,      through
                                                                March 31,
                                              2002      2001      2003
                                            -------   -------   --------
Income                                      $    -    $    -    $     -
                                             -----     -----     ------
        Total  Income                            -         -          -
                                             -----     -----     ------
Expenses
  General and Administrative                     -         -     19,100
                                            ------    ------     ------
     Total Expenses                              -         -     19,100
                                            ------    ------     ------
Net loss                                    $    -    $    -   $(19,100)
                                             =====    ======     ======


Basic Loss Per Share                        $    -    $    -
                                             =====     =====







    The accompanying notes are an integral part of these financial statements.

                        F 4




                          CELTRON INTERNATIONAL, INC.
                         (A Development Stage Company)
                       Statements of Stockholders' Equity
              For the three months ended March 31, 2003 and 2002, and
            for the period April 3, 1998 (inception) through March 31, 2003

                                                                            Deficit
                                         Number                             Accumulated
                                         of           Common      Paid      During
                                         Shares       Stock at    in        Development
                                         Outstanding  par value   Capital   Stage
                                         -----------  ---------   -------   ------------
Stock issued at inception for services    2,972,000    $2,972    $13,928
Stocks issued for cash                        2,200         2      2,198
Net loss,  December 31, 1998                                                 $(16,900)
                                          ---------     -----     ------       ------

Balance at December 31, 1998              2,974,200     2,974     16,126      (16,900)

Net loss, December 31, 1999                                                    (2,200)
                                          ---------     -----     ------       ------
Balance at December 31, 1999              2,974,200     2,974     16,126      (19,100)
                                          ---------     -----     ------       ------
Balance at December 31, 2000              2,974,200     2,974     16,126      (19,100)
                                          ---------     -----     ------       ------
Balance at December 31, 2001              2,974,200     2,974     16,126      (19,100)
                                          ---------     -----     ------       ------
Balance at December 31, 2002              2,974,200    $2,974    $16,126     $(19,100)
                                          ---------     -----     ------       ------
Balance at March 31, 2003                 2,974,200    $2,974    $16,126     $(19,100)
                                          =========     =====     ======       ======



    The accompanying notes are an integral part of these financial statements.


                         F 5




                          Celtron International, Inc.
                         (a Development Stage Company)
                            Statements of Cash Flows
                  For the three months ended March 31, 2003 and 2002,
                   and 2001, and for the period April 3, 1998
                     (inception) through March 31, 2003




                                                                  April 3, 1998
                                                                 (inception)
                                             March 31,             through
                                                                   March 31,
                                         2003      2002            2003
                                       -------   -------          --------


CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                  $   -     $   -      $(19,100)
Stocks issued for services                      -         -        16,900
                                             ----      ----        ------
NET CASH USED BY OPERATING ACTIVITIES           -         -        (2,200)

CASH FLOWS FROM FINANCING ACTIVITIES
  Stocks issued for cash                        -         -         2,200
                                            -----     -----        ------
NET CASH FROM FINANCING ACTIVIES                -         -         2,200
                                            -----     -----        ------
INCREASE (DECREASE) IN CASH                     -         -             -
BEGINNING CASH                                  -         -             -
                                            ------    ------        -----
ENDING CASH                                $    -     $   -        $    -
                                            =====      =====        =====




    The accompanying notes are an integral part of these financial statements.


                         F 6

                         CELTRON INTERNATIONAL, INC.
                         (A Development Stage Company)
                  Notes to Financial Statements (Unaudited)
                                March 31, 2003



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

NOTE 2   SIGNIFICANT ACCOUNTING POLICIES

  1.        Basis   The Company uses the accrual method of accounting.

  2. Cash and cash equivalents - The Company considers all short term, highly liquid investments that are readily convertible within three months to
known   amounts as cash equivalents.  Currently, it has no        cash
equivalents.

  3.        Loss per share   Net loss per share is provided in accordance with
Statement of Financial Accounting Standards No. 128 "Earnings Per Share."
Basic   loss per share reflects the amount of losses for the period available
to each share   of common stock outstanding during the reporting period, while
giving effect to all   dilutive potential common shares that were outstanding
during the period, such as   stock options and convertible securities.  Fully
Diluted Earnings Per Shares will   be shown on stock options and other
convertible issues that may be exercised within   ten years of the financial
statement dates.  As of December 31, 2001, the Company   had no issuable shares
qualified as dilutive to be included in the earnings per   share calculations.

  4. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires
management to   make estimates and assumptions that affect the reported amounts
assets and   liabilities at the date of the financial statements and the
reported amounts of   revenues and expenses during the reporting period.
Actual results could differ   from those estimates.


  3. Fiscal Year End - The Company has adopted December 31 as its fiscal   year
end.

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

 NOTE 5 - MERGER AND ACQUISITIONS

 The following are the unaudited pro forma condensed consolidated balance sheets and unaudited pro forma condensed consolidated statements of operations of the acquired foreign subsidiary (U.S.$):

                        Pro Forma Consolidated Balance Sheets (Unaudited)
                                     March 31,  December 31,
                                       2003       2002
 ASSETS                              ---------  ---------

  Current Assets                      $263,050   $210,720
  Property & Equipment                 102,964     88,221
  Other Assets                         450,000    400.000
                                       -------    -------
     Total ASSETS                     $816,014   $698,941
                                       =======    =======
 LIABILITIES & STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable                  $392,810   $328,630
  Longterm Debt                      1,004,565    937,477
  Stockholders deficit                (581,361)  (567,166)
                                       -------    -------
     Total Liabilities & Deficit      $816,014   $698,941
                                       =======    =======


            Pro Forma Consolidated Statement of Operations (Unaudited)
                 For the three months ended March 31, 2003 and
                  For the year ended  December 31, 2002

 Sales                                $230,952   $128,967
 Cost of Sales                        (141,876)   (54,226)
                                       -------    -------
 Gross Profit                           89,076     74,741
 Expenses                             (178,877)  (170,419)
                                       -------    -------
 Net loss                             $(89,801)  $(95,678)
                                       =======    =======


                         -------------------------------

                              UNAUDITED INFORMATION
                              _____________________

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

 In this report references to "we," "us," and "our" refer to Celtron International, Inc.


                          FORWARD LOOKING STATEMENTS

 This Form 10QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure by us to successfully develop business relationships.


 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

 Results of Operations

Since inception, we have experienced losses. We have financed our operations primarily through the sale of our common stock or by loans from shareholders. The net loss for the three months ended March 31, 2003 was $89,801, compared to a net loss of $113,839 for the same period of 2002. Management does not see a significant difference in the two amounts to warrant a comparison.

 Liquidity and Capital Resources

As of March 31, 2003, we had a working capital surplus of $347,508, compared to a working capital surplus of $0 for December 31, 2002. This must be read in conjunction with the notes to the financial statements of December 31, 2002, which reveal an unaudited working capital deficit of $117,910 for the period ended December 31, 2002. We believe that our current cash needs for at least the next twelve months can be met by revenues.


Recent Developments

On or about May 8, 2003, our subsidiary, Orbtech Holdings, Limited, entered into an acquisition agreement to acquire Minewor International (Pty) Ltd., for the sum of 315,000 South African Rand and 262,500 shares of Celtron International, Inc.

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

 Item 2.  Changes in securities and use of proceeds            NONE

 Item 3.  Defaults on senior securities                        NONE

 Item 4.  Submission of items to a vote                        NONE

 Item 5.  Other information                                    NONE

 Item 6.

  a)      Exhibits                                             NONE
  b)      Reports on 8K

       June 20, 2001
       July 13, 2001
       July 20, 2001
                              SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 CELTRON INTERNATIONAL, INC.


    Dated: May 19, 2003               By:  Allen Harington
                                         ___________________________
                                           Allen Harington President


    Dated: May 19, 2003              By:   Amanda Harington


                                         ____________________________
                                            Amanda Harington,
                                            Chief Financial Officer

                         CERTIFICATION PURSUANT TO
                              18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Celtron International, Inc. On Form 10QSB for the three months ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof, the undersigned certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

 1. The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

 2. The information contained in the report fairly presents, in all material respects, the financial condition and results of the Company.


  Dated: May 19, 2003             By: Allen Harrington
                                     --------------------------
                                      Allen Harrington
                                      Chief Executive Officer



  Dated: May 19, 2003             By: Amanda Harrington
                                      ------------------------
                                      Amanda Harrington,
                                      Treasurer

                                  CERTIFICATION
                             PURSUANT TO SECTION 302
                         OF THE SARBANES-OXLEY ACT OF 2002

 I, Allen Harrington, certify that:

 1. I have reviewed this report on Form 10-QSB of Celtron International, Inc.

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

 Date: May 19, 2003


 Allen Harrington
 - -----------------------
 Allen Harrington,
 Chief Executive Officer

                                  CERTIFICATION
                             PURSUANT TO SECTION 302
                         OF THE SARBANES-OXLEY ACT OF 2002

 I, Amanda Harrington, certify that:

 1. I have reviewed this report on Form 10-QSB of Celtron International, Inc.

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

 Date: May 19, 2003


 Amanda Harrington
 - -----------------------
 Amanda Harrington,
 Chief Financial Officer