Form 10QSB
period 2003-06-30
CELTRON INTERNATIONAL INC
filed 2003-08-14
CIK 1084088

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

                                   FORM 10QSB

(X)      Quarterly report pursuant to Section 13 or 15(d) of the Securities

         Exchange Act of 1934 for the quarterly period ended June 30, 2003

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to______


                       COMMISSION FILE NUMBER 333-105848
                                              ----------


                          CELTRON INTERNATIONAL, INC.
                -------------------------------------------------
              (Exact name of registrant as specified in its charter)



          Nevada                                      91-1903590
_______________________________           _________________________________
(State or other jurisdiction of           (IRS Employer  Identification No.)
 incorporation or organization)


                             563 Old Pretoria Road
                             Midrand, South Africa
                                  011-652-6350
              -----------------------------------------------------
(Address of Principal Executive Offices, including Registrant's zip code and telephone number)


         ______________________________________________________________
         Former name, former address and former fiscal year, if changed


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X    No
                                                   ----
                                                                             1
The number of shares of the registrant's common stock as of June 30, 2003:
16,646,700 shares.

Transitional Small Business Disclosure Format (check one):   Yes   No  X
                                                                     ----



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

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES

FINANCIAL DATA SCHEDULE







                                                                             2
                          CELTRON INTERNATIONAL, INC.
                         (A Development Stage Company)
                                Balance Sheets

                                               June 30,    December 31,
                                                2003         2002
                                             (Unaudited)
                                             -----------   ------------
ASSETS
Current Assets:
Cash                                           $20,411    $       -
                                             -----------   ------------
Total Current Assets                                 -            -
                                             -----------   ------------
TOTAL ASSETS                                   $20,411    $       -
                                             ===========   ============
LIABILITIES  STOCKHOLDERS' EQUITY
Current Liabilities:
    Total Current Liabilities                  $     -    $       -
Stockholders' Equity (Deficit)
  Common Stocks , $.001 par value
  Authorized shares; 25,000,000
  Issued and outstanding
shares; 2,974,200                                2,974        2,974
    Paid in capital                             16,126       16,126
Deficit accumulated during the
development stage                              (19,100)     (19,100)
                                             -----------   ------------
     Total Stockholders' Equity (Deficit)        1,311            -

                                             -----------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                             $20,411     $      -
                                             ===========   ============

    The accompanying notes are an integral part of these financial statements.
                                              F-3

                          CELTRON INTERNATIONAL, INC.
                         (A Development Stage Company)
                            Statements of Operations
                     For the six months ended June 30, 2003

                                                     June 30,
                                                  2002      2003
                                                 ------    ------
                                                     -    $170,000
                                                 ------    ------
   Income                                      $     -    $170,000
                                                 ------    ------
        Total  Income                                -          -
                                                                             2
                                                 ------    ------
    Expenses
        General and Administrative                   -          -
                                                 ------    ------
         Total Expenses                              -          -
           Net profit (loss)                   $     -    $170,000
                                                 ======   ========

Basic Profit (Loss) Per Share                  $    -     $    -
                                                 ======   ========


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

                                                                                        Deficit
                                                     Number                             Accumulated
                                                     of           Common     Paid       During
                                                     Shares       Stock at    in        Development
                                                     Outstanding  par value   Capital   Stage
                                                     -----------  ---------   -------   ------------
Stock issued at inception for services              2,972,000     $ 2,972    $13,928
Stocks issued for cash                                  2,200           2      2,198
Net loss,  December 31, 1998                         $(16,900)
                                                     -----------  ---------   -------   ------------
Balance at December 31, 1998                        2,974,200       2,974     16,126      (16,900)
Net loss, December 31, 1999                                                                (2,200)
                                                   -----------  ---------   -------   ------------
Balance at December 31, 1999                        2,974,200       2,974     16,126      (19,100)
Balance at December 31, 2000                        2,974,200       2,974     16,126      (19,100)
                                                     -----------  ---------   -------   ------------
Balance at December 31, 2001                        2,974,200       2,974     16,126      (19,100)
                                                     -----------  ---------   -------   ------------
Shares issued                                      11,295,000
Balance at December 31, 2002                       16,269,200     $ 2,974    $16,126     $ (19,100)
                                                     -----------  ---------   -------   ------------
Shares issued                                         377,500
Net profit - June 30, 2003                                                                 170,000
Balance at June 30, 2003                           16,646,700    $  2,974    $16,126    $  150,900
                                                   ==========    =========   =======   ============

    The accompanying notes are an integral part of these financial statements.
                      F 5

                                                                             3
                         CELTRON INTERNATIONAL, INC.
                         (A Development Stage Company)
                  Notes to Financial Statements (Unaudited)
                               June 30, 2003

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

1.  Cash and cash equivalents   The Company considers all short term, highly
liquid investments that are readily convertible within three months to known
amounts as cash equivalents.  Currently, it has no        cash equivalents.

2.   Loss per share   Net loss per share is provided in accordance with
Statement of Financial Accounting Standards No. 128 "Earnings Per Share." Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. Fully Diluted Earnings Per Shares will be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement dates. As of December 31, 2001, the Company had no issuable shares qualified as dilutive to be included in the earnings per share calculations.

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

Fiscal Year End - The Company has adopted December 31 as its fiscal year end.



                          CELTRON INTERNATIONAL, INC.
                         (A Development Stage Company)
                   Notes to Financial Statements (continued)
                                 June 30, 2003

NOTE 3   INCOME TAXES

The Company has adopted the provision of SFAS No. 109 "Accounting for Income Taxes." It requires recognition of deferred tax liabilities and assets for the
                                                                             5
expected future tax consequences. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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


 NOTE 5 - MERGER AND ACQUISITIONS

The following are the unaudited pro forma condensed consolidated balance sheets and unaudited pro forma condensed consolidated statements of operations of the acquired foreign subsidiary (U.S.$):


                                                                             6

                        Pro Forma Consolidated Balance Sheets
 (Unaudited)
                                      June 30,  December 31,
                                       2003       2002
 ASSETS                              ---------  ---------

  Current Assets                      $281,554   $210,720
  Property & Equipment                 152,811     88,221
  Other Assets                         644,420    400.000
                                       -------    -------
     Total ASSETS                   $1,078,785   $698,941
                                       =======    =======
 LIABILITIES & STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable                  $541,463   $328,630
  Longterm Debt                      1,247,565    937,477
  Stockholders deficit                (710,243)  (567,166)
                                       -------    -------
     Total Liabilities & Deficit    $1,078,785   $698,941
                                       =======    =======


            Pro Forma Consolidated Statement of Operations (Unaudited)
                 For the three months ended March 31, 2003 and
                  For the year ended  December 31, 2002

 Sales                                $342,424   $128,967
 Cost of Sales                        (171,993)   (54,226)
                                       -------    -------
 Gross Profit                          170,421     74,741
 Expenses                             (320,010)  (170,419)
                                       -------    -------
 Net loss                            $(149,589)  $(95,678)
                                       =======    =======


                             UNAUDITED INFORMATION
                             ---------------------


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

                                                                             7

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



 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

 Management's Discussion and Analysis must be read in conjunction with the notes to financial statements, which contains the pro forma financial statement's of the company's foreign subsidiary.

 Results of Operations

 Since inception, we have experienced losses. We have financed our operations primarily through the sale of our common stock or by loans from shareholders. The Company's net profit for the six month's ended June 30, 20003 was $170,000. This revenue was utilized by the foreign subsidiary for operations. The company's foreign subsidiary booked a net loss of $149,589 for the period ended June 30, 2003, which results in a net overall profit of $20,411 for the
period.   This is compared  to a net loss of $120,102 for the same period of
2002. Management attributes the difference to the influx of cash provided to the foreign subsidiary.

 Liquidity and Capital Resources

 As of June 30, 2003, we had a working capital surplus of $20,411, compared to a working capital surplus of $0 for December 31, 2002. This must be read in conjunction with the notes to the financial statements of December 31, 2002, which reveal an unaudited working capital deficit of $117,910 for the period ended December 31, 2002, and a working capital deficit of $259,919 for the period ended June 30, 2003. We believe that our current cash needs for at least the next twelve months can be met by revenues.





                                                                             8
 Recent Developments

On or about May 8, 2003, our subsidiary, Orbtech Holdings, Limited, entered into an acquisition agreement to acquire Minewor International (Pty) Ltd., for the sum of 315,000 South African Rand and 262,500 shares of Celtron International, Inc.

 PART II. OTHER INFORMATION

 Item 1.  Legal proceedings

The Company is involved in an Interpleader lawsuit brought against he Company and Adnan Khalil and Shanin Azarmehr, in the Third Judicial District Court for Salt Lake County in the state of Utah, Case No. 000903425. The lawsuit concerns the company's refusal to allow Mr. Khalil to transfer his stock, as he has not paid for the same, by failing to provide an agreed upon inventory of equipment to the company. A default judgment has been entered against Mr. Kahlil, and the Company's transfer agent is in the process of cancelling 881,000 shares of common stock which was issued to him. This cancellation was not in effect as of the period ended June 30, 2003.

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

                                      CELTRON INTERNATIONAL, INC.


    Dated: August 13, 2003            By:  Allen Harington
                                           -------------------------
                                           Allen Harington, President

                                                                              9
    Dated: August 13, 2003              By:   Amanda Harington
                                           -------------------------
                                              Amanda Harington,
                                              Chief Financial Officer




                         CERTIFICATION PURSUANT TO
                              18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Celtron International, Inc. On Form 10QSB for the six months ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof, the undersigned certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

 1. The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

 2. The information contained in the report fairly presents, in all material respects, the financial condition and results of the Company.


  Dated: August 13, 2003             By: Allen Harrington
                                     --------------------------
                                      Allen Harrington
                                      Chief Executive Officer



  Dated: August 13, 2003             By: Amanda Harrington
                                      ------------------------
                                      Amanda Harrington,
                                      Treasurer



                                 CERTIFICATION
                            PURSUANT TO SECTION 302
                       OF THE SARBANES-OXLEY ACT OF 2002

 I, Allen Harrington, certify that:

 1. I have reviewed this report on Form 10-QSB of Celtron International, Inc.

 2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
                                                                          10

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

 Date: August 13, 2003


 Allen Harrington
 ------------------------
 Allen Harrington,
 Chief Executive Officer
                                                                             11

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

 Date: August 13, 2003


 Amanda Harrington
 -----------------------
 Amanda Harrington,
 Chief Financial Officer


                                                                             13