Form 10QSB
period 2003-09-30
CELTRON INTERNATIONAL INC
filed 2003-11-18
CIK 1084088

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


                       COMMISSION FILE NUMBER 000-28739

                                              -----------


                          CELTRON INTERNATIONAL, INC.
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)



          Nevada                                      91-1903590
- ----------------------------------        ----------------------------------
(State or other jurisdiction of           (IRS Employer  Identification No.)
 incorporation or organization)


                             563 Old Pretoria Road
                             Midrand, South Africa
                                  011-652-6350
- ----------------------------------------------------------------------------
--
(Address of Principal Executive Offices, including Registrant's zip code and telephone number)


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