Form 10QSB/A
period 2003-09-03
CELTRON INTERNATIONAL INC
filed 2003-11-20
CIK 1084088

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

                                    FORM 10QSB

(X)      Quarterly report pursuant to Section 13 or 15(d) of the Securities

    Exchange Act of 1934 for the quarterly period ended September 30, 2003

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

The number of shares of the registrant's common stock as of September 30, 2003 16,965,700 shares.


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

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES

FINANCIAL DATA SCHEDULE

                          CELTRON INTERNATIONAL, INC.
                         (A Development Stage Company)
                          Consolidated Balance Sheets
                 As of December 31, 2003 and September 30, 2003

ASSETS                                             December   September
                                                   31, 2002   30, 2003
                                                             (Unaudited)
                                                  --------   -----------
     Current Assets:

      Cash                                              -          8,852
      Inventory                                         -         86,848
      Accounts receivable                               -        161,497
      Loans receivable                                  -        435,069
                                                  --------   -----------
     Total Current Assets                                        692,266

     Other Assets

      Fixed Assets                                      -        128,486
      Distribution rights                                        450,000
                                                  --------   -----------
Total Other assets                                      -        578,486
                                                  --------   -----------
TOTAL ASSETS                                      $     -    $ 1,270,752
                                                  ========   ===========
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:

    Accounts payable                              $      -   $   617,674
    Bank overdraft                                       -        13,845
                                                   --------    ---------

    Total Current Liabilities                     $      -   $   631,519
Other Liabilities:
    Loan to shareholder                                  -       270,489
    Loans payable                                        -       635,733
                                                   ---------   ---------
                                                                 906,222
Stockholders' Equity (Deficit)
  Common stocks , $.001 par value
    Authorized shares; 25,000,000
    Issued and outstanding
      shares; 16,269,200 at Dec. 31, 2002
    and 16,965,700 at September 30, 2002            16,126         3,293
    Paid in capital                                  2,974       502,247

    Deficit accumulated during
     the development stage                         (19,100)    ( 772,629)
                                                  --------   -----------
      Total Stockholders' Equity (Deficit)               -      (267,089)
                                                  --------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                                 $     -   $1,270,652
                                                  ========   ===========

                          CELTRON INTERNATIONAL, INC.
                         (A Development Stage Company)
                    Consolidated Statements of Operations
               For the periods ended September 30, 2002 and 2003
                                  (unaudited)

                                   September 30, September 30,

                                       2003          2002
                                    ---------     ---------

Revenue                             $448,091       $146,218
                                    ---------     ---------
      Cost of sales                  257,578         78,869
                                    ---------     ---------
      Gross profit                   190,513         67,349
                                    ---------     ---------
      Other income                       197              -
                                    ---------     ---------
Expenses
    General and Administrative             -        186,368
    Other operating expenses         394,084             -
    Finance costs                      2,090          1,083
                                    ---------     ---------
      Total Expenses                 396,174        187,451
                                    ---------     ---------
Net loss                           $(205,463)     $(120,102)
                                    =========     =========

Basic Loss Per Share                $(   .01)     $ (.007)
                                    =========     =========




     The accompanying notes are an integral part of these financial statements.

                          CELTRON INTERNATIONAL, INC.
                         (A Development Stage Company)
                Consolidated Statements of Stockholders' Equity
                    For the period ended September 30, 2003


                                                               Deficit
                       Number                                  Accumulated
                         of         Common          Paid       During
                       Shares       Stock           in         Development
                     Outstanding    at Par Value    Capital    Stage
                     -----------    ------------    -------    ------------

Balance at Dec. 31,
2002                 16,646,700       $ 2,974    $   16,126      $(567,166)
                     ----------        -------      -------        --------
Stocks issued           319,000       $   319    $  486,121


Net loss                                                          (205,463)
                     ----------        -------     --------        -------
Balance at September
30, 2002             16,965,700       $ 3,293   $   502,247      (772,629)
                     ===========    =========== ===========    ============





     The accompanying notes are an integral part of these financial statements.

                        CELTRON INTERNATIONAL, INC.
(a Development Stage Company)
Statements of Cash Flows
            For the periods ended September 30, 2002 and 2003





                                         2002        2003
                                        ------        ------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                           $(120,102)   $(205,463)

                                         ------       ------
NET CASH USED BY OPERATING ACTIVITIES   120,102      205,463

CASH FLOWS FROM FINANCING ACTIVITIES
  Stocks issued for cash                      -      486,440
                                         ------       ------
NET CASH FROM FINANCING ACTIVIES             -      486,440
                                         ------       ------
INCREASE (DECREASE) IN CASH                  -       486,440

BEGINNING CASH                                -            -
                                         ------       ------
ENDING CASH                             $     -       $8,852
                                         ======       ======

                           CELTRON INTERNATIONAL, INC.
                               (A Development Stage Company)
                   Notes to Financial Statements
                        September 30, 2003


NOTE 1  NATURE OF BUSINESS

Celtron International, Inc. formerly Et Voila European Cafes (the Company) was incorporated under the laws of the state of Nevada on April 8, 1998. The purpose for which the Corporation is organized is to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of the State of Nevada, including, without limitation, to engage in the business of marketing the concept of a fast food restaurant European style.

NOTE 2  SIGNIFICANT ACCOUNTING POLICIES

   1.  Basis: The Company uses the accrual method of accounting.

   2. Cash and cash equivalents: The Company considers all short term, highly liquid investments that are readily convertible within three months to known amounts as cash equivalents. Currently, it has no cash equivalents.

   3. Loss per share: Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 Earnings Per Share. Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. Fully Diluted Earnings Per Shares will be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement dates. As of December 31, 2001, the Company had no issuable shares qualified as dilutive to be included in the earnings per share calculations.

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

   5. Fiscal Year End: The Company has adopted December 31 as its fiscal year end.



                          CELTRON INTERNATIONAL, INC.
                        (A Development Stage Company)
                  Notes to Financial Statements (continued)
                             September 30, 2003


   NOTE 3 B INCOME TAXES

   The Company has adopted the provision of SFAS No. 109 Accounting for Income
       Taxes. It requires recognition of deferred tax liabilities and assets for the expected future tax consequences. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

   CELTRON INTERNATIONAL, INC. has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue codes are met.

   The Company=s total deferred tax assets as of December 31, 2002 is as follows:

     Net operating loss carry-forward        $ 19,100
     Valuation allowance               (19,100)
                                               ------
                                             $      -
                                               ======

   The difference between the income tax benefit in the statements of operations and the amount that would result if the
   a federal statutory rate of 34% were applied to pretax loss is as follows for the year ended December 31, 2002:
     Income tax benefit at statutory rate    $ 6,494
     Valuation allowance                      (6,494)
                                               -----
                                             $     -
                                               =====


   The net operating losses carry forward of $19,100 for federal tax purposes will expire in year 2021.

   NOTE 4  GOING CONCERN

   The Company has nominal assets and no current operations with which to create operating capital. It has an accumulated deficit of $19,100 at December 31, 2002. These factors raise substantial doubt about the company=s ability to continue as a going concern. The company seeks to raise operating capital through private placements of its common stock. However, there can be no assurance that such offering or negotiations will be successful.




     NOTE 5 - MERGER AND ACQUISITIONS

     The Company have acquired a foreign subsidiary which at the date of the report, the audit still in progress. The following the unaudited pro forma condensed consolidated balance sheet and unaudited pro forma condensed consolidated statement of operations for the year ended December 31, 2002:

                   Pro Forma Consolidated Balance Sheet
                         December 31, 2002

     ASSETS
      Current Assets                       $210,720
      Property & Equipment                   88,221
      Other Assets                          400.000
                                           --------
         Total ASSETS                      $698,941
                                            =======
     LIABILITIES & STOCKHOLDERS= EQUITY
      Current Liabilities:
        Accounts payable                   $328,630
      Longterm Debt                         937,477
      Stockholders deficit                 (567,166)
                                            -------
         Total Liabilities & Deficit       $698,941
                                            =======


                Pro Forma Consolidated Statement of Operations
                     For the year ended December 31, 2002

     Sales                                  $128,967
     Cost of Sales                           (54,226)
                                             -------
     Gross Profit                             74,741
     Expenses                               (170,419)
                                             -------
     Net loss                               $(95,678)
                                             =======

       ---------------------------------
   ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

   Results of Operations

   Since inception, we have experienced losses. We have financed our operations primarily through the sale of our common stock or by loans. The net loss for the period ended September 30, 2003 was $205,463, compared to a net loss of $120,102 for the same period of 2002. Management has determined that, due to the company=s lack of operating revenue since inception, a comparison of the two periods would not be meaningful.

   Liquidity and Capital Resources

   As of September 30, 2003, we had a working capital surplus of $60,747, compared to a working capital surplus of $0 for December 31, 2002. Management attributes this surplus to the conversion of the loan payable to a stockholder into common stock. We have no material commitments for the next twelve months. We believe that our current cash needs for at least the next twelve months can be met by loans from our directors, officers and shareholders.



   PART II. OTHER INFORMATION

   Item 1.  Legal proceedings

   The Company is involved in an Interpleader lawsuit brought against he Company and Adnan Khalil and Shanin Azarmehr, in the Third Judicial District Court for Salt Lake County in the state of Utah, Case No. 000903425. The lawsuit concerns the company's refusal to allow Mr. Khalil to transfer his stock, as he has not paid for the same, by failing to provide an agreed upon inventory of equipment to the company. A default judgment has been entered against Mr.Kahlil, and the Company expects the stock to be cancelled soon.

   Item 2.  Changes in securities and use of proceeds            NONE

   Item 3.  Defaults on senior securities                        NONE


   Item 4.  Submission of items to a vote                        NONE

   Item 5.  Other information                                    NONE

   Item 6.

    a)      Exhibits                                             NONE
    b)      Reports on 8K                                        May 28, 2003


                                       SIGNATURES

   In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CELTRON INTERNATIONAL, INC.


      Dated: November 14, 2003               By:  Allen Harington
                                           ---------------------------
                                             Allen Harington President


      Dated: November 14, 2003               By:  Amanda Harington
                                           ------------------------------------
       -
                                              Amanda Harington,
                                              Chief Financial Officer










   SECTION 302 CERTIFICATION


                                                                       Exhibit
       31.1
                                    CERTIFICATION

   I, Allen Harrington, certify that:

   1. I have reviewed this quarterly report on Form 10-QSB of Celtron International, Inc.

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   Date: November 14, 2003

   /s/ Allen Harrington
   Allen Harrington
   President

                                    CERTIFICATION

   I, Amanda Harrington, certify that:

   1. I have reviewed this quarterly report on Form 10-QSB of Celtron International, Inc.

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   Date: November 14, 2003

   /s/ Amanda Harrington
   Amanda Harrington
   Chief Financial Officer

   SECTION 906 CERTIFICATION

                                                                       Exhibit
       32.1


                              CERTIFICATION PURSUANT TO
                                18 U.S.C. SECTION 1350,
                                AS ADOPTED PURSUANT TO
                     SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

   In connection with the Quarterly Report of Celtron International, Inc. (the
       "Company") on Form 10-QSB for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Allen Harrington, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

            (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

            (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

   /s/ Allen Harrington
   - -----------------------
   Allen Harrington
   Chief Executive Officer
   November 14, 2003


   Exhibit32-2
   SECTION 906 CERTIFICATION

                                                                       Exhibit
       32.2

                               CERTIFICATION PURSUANT TO
                                18 U.S.C. SECTION 1350,
                                AS ADOPTED PURSUANT TO
                     SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

   In connection with the Quarterly Report of Celtron International, Inc. (the
       "Company") on Form 10-QSB for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Amanda Harrington, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section
   1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

            (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

            (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


   /s/ Amanda Harrington
   - -----------------------
   Amanda Harrington
   Chief Financial Officer
   November 14, 2003