Form 10KSB
period 2003-12-31
CELTRON INTERNATIONAL INC
filed 2004-04-19
CIK 1084088

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 FOR THE
                      FISCAL YEAR ENDED DECEMBER 31, 2003



                          CELTRON INTERNATIONAL, INC.
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)



      Nevada                                         91-1903590
-------------------                      ---------------------------------
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

The issuer's revenues for the Fiscal Year ended December 31, 2003 were

$443,117. The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the issuer as of December 31, 2003, computed by reference to the market value of the registrant's common stock according to the over-the-counter bulletin board, administered by the NASD, was approximately $5,637,834.

As at December 31, 2003, there were 18,414,975 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one)  Yes       No  X
                                                              -----    -----


                               TABLE OF CONTENTS

PART I


Item 1     Description of Business .............   4

Item 2     Description of Property..............   25

Item 3     Legal Proceedings ...................   25

Item 4     Submission of Matters to a
           Vote of Security Holders.............   25
PART II

Item 5     Market for Common Equity and
           Related Stockholder Matters .........   26

Item 6     Management's Discussion and
           Analysis of Financial Condition
           and Results of Operations ...........   29

Item 7     Financial Statements and
           Supplementary Data ..................   32

Item 8     Changes in and Disagreements with
           Accountants on Accounting and
           Financial Disclosure ................   33

Item 8A    Controls and Procedures .............   33

PART III

Item 9     Directors and Executive Officers
           of the Registrant ..................    34

Item 10    Executive Compensation .............    38

Item 11    Security Ownership of Certain
           Beneficial Owners and Management ...    38

Item 12    Certain Relationships and
           Related Transactions ...............    39

Item 13    Exhibits and Reports on Form 8-K ...    40

SIGNATURES ....................................    40


PART 1
------
FORWARD LOOKING STATEMENTS

This annual report statement contains forward-looking statements. Celtron's expectation of results and other forward-looking statements contained in this registration statement involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially from those expected are the following: business conditions and general economic conditions, competitive factors, such as pricing and marketing efforts, and the pace and success of product research and development. These and other factors may cause expectations to differ.


ITEM 1.  DESCRIPTION OF BUSINESS

IN GENERAL

Through our subsidiaries, we are in the business of:

- Marketing vehicle locating and management systems, which, utilizing cellular, global positioning, and satellite technology, helps fleet owners manage their fleets of vehicles, and helps consumers to locate stolen vehicles. Further application of the technology has resulted in systems to track and remotely manage the movement of shipping containers.

- Mobile Technology and its applications in providing mobile technology solutions.

ORGANIZATION

Celtron was incorporated in the State of Nevada on April 8, 1998. On or about June 20, 2001, we acquired the assets of Celtron International, Ltd., an Irish corporation, which included a majority interest in Orbtech Holdings, Ltd., and changed its business focus to that of providing vehicle tracking, management and recovery systems.

Celtron International, Inc. has two subsidiaries; Orbtech Holdings, Ltd., (South Africa), a Sub-Sahara holding company, of which we own approximately 70%, Celtron Tracking Systems, Ltd., (a United Kingdom company) of which we own approximately 51%. Orbtech Holdings, Ltd. has four operating subsidiaries; Orbtech Tracking Systems, Ltd., of which we own 90%, Buddi-Track (Pty) Ltd., of which we own 100%, and Odyssey Solutions (Pty) Ltd., of which we own 100%, and MineWorx International (Pty) Ltd., of which we own 100%.


DESCRIPTION OF BUSINESS

ORBTECH HOLDINGS, LTD.

Our primary operating subsidiary is Orbtech Holdings, Ltd., and its primary operating company is Orbtech Tracking Systems Ltd., is a dynamic and growing South African technology company and forms part of an international group of companies which develops, manufactures and sells cellular (GSM / GPRS) and satellite direct communication based, interactive, real-time vehicle tracking, management and recovery systems.

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

This information, which is crucial in optimizing fleet running costs, is compiled in a report format, and handed over to the fleet owner on scheduled intervals. As our system addresses management issues, we believe in supplying the Fleet Manager with information that can help him effect operating savings. The Operations Center is comprised of:

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

Integrated Communication and Geo-referencing Resources

The following service providers are used by Orbtrac in the operation of its vehicle tracking systems:

   - USA Government Satellite Network (approximately 38 satellites

   - provided by contract with GPS solution providers). This is a free public service network of strength and stability that provides Geo-referencing information that is decoded by a GPS-receiver and mainly applied in real time tracking resources.

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


RECENT DEVELOPMENTS

Aviation Tracking Technology

Orbtech Holdings Limited has purchased the technology charter and provisional patents for a technology that allows for the low-cost tracking of air traffic at smaller airports where the cost of radar systems is not viable.
This technology is believed to provide an air traffic controller with an additional aid for traffic management in and around a controlled airspace. The system provides the air traffic controller with high definition, detailed graphical information, in various view options, of aircraft and their positions in the area.

The system is based on Global Positioning System (GPS) information, collected by the aircraft's onboard navigation systems, that is communicated via standard airband radios, utilizing a specially designed digital interface to display the information on a base station PC-based application or user interface. It is designed to minimize the safety risks associated with uncontrolled and unmonitored flights in the informal flying sector that includes private aircraft, micro-lights and Para-gliders. If a pilot should go down at any time, the immediate positional information would be available to emergency search and rescue teams as well as medical facilities in the immediate vicinity. Each aircraft is graphically displayed at its true position, together with its registration, type, altitude, distance from the air traffic controller or base station and ground speed. Additionally, the air traffic controller or operator will be informed of possible collisions and close separation distances. The system also automatically logs aircraft arrivals and departures and records all voice communication in a relational database. Mine Worx International, a wholly owned subsidiary of Orbtech Holdings Limited, has developed and distributes a Web-based application called Student File that manages the registration, logging and tracking of student pilots, training aircraft, medical requirements and validations of instructors and other information. Both of these solutions are ideally suited for pilot training centers where an operator can manage and validate not only who is flying which aircraft, but also actually monitor and track the aircraft being utilized in a real-time environment, said Pienaar. Although the technology development is completed, the product range still needs to be commercialized before it can be marketed to the industry. It is anticipated that this will be concluded by the first quarter of 2004.

Milestones achieved

In January 2003, we began production for the installation of over 2,000 vehicle tracking devices, for customers including Deelkraal Mine, Elands Rand Mine, Freegold Mine and South Deep Mine.

Orbtech Holdings Ltd. secured an investment of Four Million Five Hundred Thousand Rand by The Hallock Collection, Inc. after confirmation by Orbtech that production and sales has commenced for phase one of their new mobile communication, monitoring and tracking platform, thus concluding the funding requirements of Orbtech Holdings Limited in South Africa. According to Mr. Harington, the company is now sufficiently funded to effectively introduce the new technology and all its facets to the South African market.

In October 2003 Orbtech Holdings Limited signed contracts with short term insurance leaders, C&F Outsource Management, Insurance Platform and the South African Independent Platform for Exchange (SAIPEX), whereby Orbtech's Buddi III vehicle monitoring, tracking and stolen vehicle recovery products and services will be promoted and distributed to the domestic and private vehicle market utilizing the SAIPEX channel.

SAIPEX, C&F Outsource Management and Insurance Platform have developed a unique go-to-market channel that will reach more than 10,000 short term insurance brokers and advisors. SAIPEX has, to date, registered approximately 10,600 brokers and advisors on their system.

C&F Outsource Management will be administering the contractual and client-facing facets of the channel, with Insurance Platform acting as insurance product and solutions coordinator and regulator relating to the insurance requirements and product acceptance elements of the structure. SAIPEX provides an online, web enabled interactive communication platform that supports and provides broker access to various of the major insurance houses, as well as facilitates broker or agent branded communication and tools directly to the insured client.

INDUSTRY

After a slow start in the mid-1990's, the telematics industry now has the infrastructure, technologies and partnerships in place to realize its full potential. Rapid expansion of the mobile Internet is the leading driver of consumer awareness towards mobile location-based services, according to Frost and Sullivan. As leading automobile manufacturers continue to battle for each percent of available market share, they are increasingly equipping their vehicles with sophisticated new technologies. By offering a range of innovative, integrated telematic technologies, including onboard navigation systems, vehicle and asset tracking, multimedia, Internet and even remote vehicle diagnostics, market participants are blending hardware and services to create a vibrant growth opportunity.

In addition to the consumer market, the commercial vehicle market is adopting Celtron's third generation technology to improve operational efficiencies, relationships with customers and drivers, safety levels and asset management solutions. The commercial market includes trucking, construction, mining, distribution, utilities, government and mass transit vehicles, emergency services, hazardous materials, private fleets and others. Celtron recently established operations in Western Europe where the market for telematics is expected to increase 500%.

Research performed by ARC Group expects the worldwide telematics solutions market to be worth in excess of $100 billion by 2007. In addition, operator revenues worldwide from the transport of telematics data alone will rise from $3.5 billion in 2002 to $78 billion by 2007.

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

Sources: South African Police Service (SAP) 1999/2000/Local Insurance Company.

Statistics by Geographic sources- South Africa

- Highest ratio in Metropolitan City centers stands at 743.20 to 925 vehicles per 100,000 people.

- Second highest in Suburban centers stands at 561.40 to 743.20 vehicles per 100,000 people.

- Third highest in Other Suburban centers stands at 379.60 to 561.40 vehicles per 100,000 people.

Sources: South African Police Service (SAP) 1999/2000.

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

Sources: Current market research Auto Magazine.


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

Test Marketing

During the fiscal year, we implemented a test program with Daimler Chrysler (South Africa) for the integration of our system into the onboard computer systems of trucks and passenger vehicles. Essentially this integration will have the effect that a company such as Daimler will have remote, online diagnostic access to the operating parameters of a vehicle in question, with the advantage of having instantaneous advance warning of possible mechanical failure.


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


PUBLIC RELATIONS AND ADVERTISING

Public Relations

Orbtrac plans to launch a public relations campaign that will include:

    Reassurance to existing customers
    Attract new clients (Target of 92 000 units over 48 months)
    Educate the Corporate, Business, and general public
    Promote the world class technology of real time control
    Incorporate Public Relations into overall marketing strategy

Public relations campaign objectives

    To launch Orbtrac as a conceptual market leader
    To heighten Orbtrac's position in the fleet management and vehicle tracking industries
    To position the company as thought leaders in security and loss avoidance Highlight Orbtrac's unique selling points
    To position the company as technology leaders
    To introduce the concept of private on-line tracking by vehicle owners Issues based media campaign
    Product based media campaign
    Tailored messages would be utilized for specific target markets
    Product names must be top of mind in purchasing decision-maker

   Advertising and Direct Marketing

We intend to conduct a direct marketing campaign, by a combination of telephone and direct mail, to the following potential customers:

    Fleet Owners / Managers
    Large Corporates
    Media selection

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

GPRS PRODUCT IMPROVEMENTS

In the first quarter of 2003, we completed development of our third generation General Packet Radio Services (GPRS) based system and have begun production for delivery. Vehicle tracking systems were significantly upgraded to include telematics, which combine wireless telecommunications and information technology to bring key information to consumers.

GPRS enabled networks offer 'live-online,' higher capacity, Internet-based content and packet-based data services. This enables services such as color Internet browsing, e-mail on the move, powerful visual communications, multimedia messages and location-based services.

Our new product design also allows for the attachment of peripheral devices through standard connection protocols to capitalize on the full spectrum of this new mobile data platform. For example, end-users will have a remotely managed tracking system that offers in-car navigation and also Internet applications which formerly were only available on desktop computers, such as web browsing, e-mail, and a high speed data communicator over the mobile network.

The successful conclusion of the testing of the developed hardware and software platforms enabled this first phase of production of the new product range to commence.

The testing comprised high-speed monitoring and tracking of Toyota RunX vehicles on the International Kyalami Race Track in Midrand. Other than proving the telemetry functionality of the product, this test also simulated high traffic flows that would be experienced in typical European markets. These conclusive tests and commencement of sales of the new products in South Africa has enabled us to enter into the next phase of Celtron's expansion program to market our technology to Europe and the United States.


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

MINE WORX INTERNATIONAL (Pty) Ltd.

On or about May 8, 2003, our subsidiary, Orbtech Holdings Limited, entered into an acquisition agreement to acquire MineWorx International (Pty) Ltd., for the sum of 1,365,000 South African Rand and 262,500 shares of Celtron
International, Inc. The acquisition of the assets and the business opportunities which came with the assets resulted in the following additions to the company's business plan:

BUSINESS ORGANIZATION

Mine Worx International (Pty) Ltd was established in October 2000 to take advantage of the growing trend in Mobile Technology and its application in enabling businesses and business optimization. Mine Worx is being positioned as a Mobile Technology Solution Provider.

We spent the first 6 months developing our core technology to enable us to deliver Mobile Technology based solutions and services to the market. As mining was an initial market sector that we identified with major growth opportunities, we initially developed a Ruggedised PDA unit based on a Palm platform.


MineWorx is lead by Ron Pienaar (CEO and marketing) with Daneel van Eck (CTO) heading software development and support and with Anthony Pienaar (COO) overseeing operations (hardware development and implementation).


PRODUCTS AND SERVICES

Product Overview

Mine Worx International (Pty) Ltd is positioning itself to be a thought leader in Mobile Technology in Africa. MineWorx defines "mobile" to be everything that is accessed via technology that is not on a desktop computer or mainframe terminal. This definition would include Internet browsing. Mineworx currently has two product offerings, that are built from existing technology, and work with our proprietary software. These are vehicle-mounted Mobile Data Terminals, or MDT's, and personally carried, Personal Mobile Data Terminals, or P-MDT's. Mineworx has implemented its technology in the harsh environments of its mining customers in South Africa, but management believes that any company in any environment with a mobile work force can benefit from our products and services.

To support our mobile technology solution approach MineWorx also offers integration and development services. These have proved exceptionally successful and we currently have 3 long-term development contracts underway.

MineWorx develops all Mobile solutions according to Customer Specific requirements. Each solution therefore is costed after detailed system specifications are provided. MineWorX provides a fixed cost per development. Being a custom built solution, MineWorX negates the necessity of most licensing requirements. MineWorx has undertaken MDT development and integration into Eskom's Maximo and Smallworld systems with Emcom and Coltron in the Cape. MineWorX currently supports the system and is currently busy with further development on the system.

Mobile Data Terminals (MDT)

The Mobile Data Terminal facility gives an opportunity to improve the utilization of field workers. Implementing such a solution will bring a number of benefits, including:

- Improved response to customer queries through currency of vehicle reporting information.

- Better control over job allocation.

- Improved accuracy of statistics through automated monitoring.

- When details are transmitted to display units in the dispatch vehicles, all the details for a required job execution will be sent.

- Eliminates the inaccuracies that language or radio quality problems might cause.

- Ensures that neither the driver nor the radio operator make any assumptions about a job just because they may be familiar with a particular customer or type of job. (Operators tend to give the work out by voice in abbreviated form, and drivers tend to record only the minimum detail).

- Allows relief drivers, or new employees, to handle unfamiliar areas.
- Reduces the number of queries or check-backs needed.
- Jobs sent to vehicles are automatically acknowledged.
- You are guaranteed that a mobile has correctly received a message.
- Job execution details can be sent even if the vehicle is unattended
- Data transmission of job details is fast
- Reduced air-time needed for dispatch
- Status Information back from field worker vehicle(s)
- Drivers can indicate job progress with minimal radio use.

Each activity can be automatically time-stamped for improved customer enquiry information and internal administration

Vehicle Mount Technology

The MDT's that MineWorx develops are based on existing technology.

Where an existing hardware solution is not available MineWorx would develop the hardware. The base of the unit would be either a Palm OS or a Windows CE platform, i.e. we would use a Handspring Visor (Palm OS) platform and add a GSM, GPS and RF module or use an Amigo PD 600-C (Pocket PC) platform and add the GSM, GPS and RF modules.


Personal Mobile Data Terminals (P-DMT)

The Personal Mobile Data Terminal (P-MDT) facility gives an opportunity to improve the utilization of field workers. Implementing such a will bring a number of benefits, including:

- Improved accuracy of data supply and capture.
- Better control over job allocation.
- Improved accuracy of statistics through automated monitoring.
- Eliminates the inaccuracies that language or other media quality problems might cause.
- Ensures that neither the technician nor operator make any assumptions about a job or data just because they may be familiar with a particular customer or type of job
- Allows relief staff, or new employees, to handle unfamiliar areas.
- Reduces the number of queries or check-backs needed.
- Data or tasks downloaded are automatically acknowledged.
- You are guaranteed that a mobile has correctly received a message.
- Data transmission is fast
- Reduced time needed for dispatch
- High level of data quality

MineWorx supports all Windows CE or Pocket PC operating systems.

Middle Ware

MineWorx has strong Middle Ware and application integration skills. This has been one of the critical success factors for stable solution development and a competitive advantage for MineWorx. Oracle 6i, Microsoft.NET, VB, ASP, C, C++ and SQL are MineWorx's primary development and integration skills. MineWorx has integrated solutions in to Maximo, Smallworld, SAP, Oracle and other applications.


THE MARKET

The Information Technology market is rapidly moving towards mobile technology as the capability of the Internet and other systems increase and business realizes the power of mobile information access. Our customers are also gearing up for mobile and self-service application access and MineWorx is able to offer them the solution that they are looking for.

The mobile application market is also growing rapidly as new mobile devices are being introduced that allow for new solutions. The market is still in its infancy and is estimated to grow at approximately 500% per annum from a current base of $ 500 million globally.


PATENTS

The company holds no patents for its products.


COMPETITION

The company has not identified any specific companies who compete against it in the realm of providing mobile information technology to employee work forces in harsh environments.


RECENT DEVELOPMENTS

CreditPipe Acquisition

On June 25, 2003, we entered into a letter of intent to acquire 100% of the outstanding shares of Tele Chain Ltd. ("Telly"), a privately held Irish company whose operations consist of the development of a java-based cellular telephone management system for data storage, outbound/inbound call blocking, call management and related services.

The acquisition was intended to integrate Telly's technology with our Mobile Communications Portal ("MCP") and position us as a Specialist Mobile Solutions Provider. However, the transaction broke down and was never consummated, so we filled the void with the acquisition of CreditPipe.

On November 5, 2003, Celtron's South African subsidiary, Orbtech Holdings Limited, signed an agreement to acquire 100% of the outstanding common stock of CreditPipe, a Mobile E-commerce platform and M-commerce enabler, which agreement was consummated on or about March 1, 2004. Included in the acquisition are all intellectual property and business operations including technology that turns cellular telephones into a point-of-sale device accepting credit card and check transactions. This agreement was consummated in March 2004.


CREDIT PIPE (PTY) LTD.

Our most recent acquisition, launched in 2003, and which was finally consummated in March 2004, is CreditPipe, an IT company providing internet, mobile commerce, e-commerce services and web development services to South Africa with an expansion path into the U.K. and U.S. markets. CreditPipe's services cover two key areas:

Cellular-based services
- Mobile commerce solution enabling merchants to process credit card and check payments by cellular phone (CreditMobile)
- Bulk short messaging services
- Custom tailored mobile solutions software development


Web Services

- Full function e-commerce websites, which are pre-designed and coded, "ready made" websites, that a client only need supply with content, which are marketed under the trade names, "MySS"- "My Superstore" and "CATS"- "Catalog Store"

- Internet access and hosting services

- Custom tailored web application software and systems development

CreditPipe's services are aimed at assisting clients by providing them with simple and cost effective services that will help in the improvement and expansion of their business.

For example a business person who requires a high level of mobility that excludes him or her from being able to accept credit card payments from clients because he or she cannot access a fixed telephone line with a "Speedpoint" type machine, by accepting credit card payments he can offer clients a more convenient payment means that also reduces his risks of cash theft or returned checks.

Products and Services

MobileCredit

CreditPipe's new service, Mobile Credit, utilizes Wireless Internet Gateway technology that resides on a cellular telephone SIM card. This eliminates the need for any web-based banking service or Wireless Application Protocol. Users receive immediate transaction settlement in their bank account and confirmation is received in seconds via short messaging system protocol. Customers are protected from fraud by the Mail Order Telephone Order rule, which gives them the right to dispute a transaction that takes place in the absence of traditional credit card validation. The service is secure, and is available to subscribers at a discounted monthly subscription rate or non-subscribers pay regular transaction fees.

When a merchant enters the credit card details into their mobile phone through a variety of methods. Each method provides a menu driven interface for the user to follow to enter the details.

Once the details have been entered they are transmitted to Creditpipe's processing switch. The acquiring bank then switches the transaction to the issuing bank via whichever mechanism is appropriate to the transaction. Once the authorization has been received, the transaction response is returned to the client. An imprint of the card is taken by the merchant to protect against charge-back queries.

CreditNet

Creditnet is the online credit card processing engine provided by Creditpipe to its client base. A client can process credit card transactions, guarantee checks and manage their merchant account and additional terminals, which are additional mobile telephones or an "account" authorized to process credit card transactions.

Creditpipe Payment Gateway and shopping cart

The Payment Gateway and Shopping Cart are online facilities which allow existing website owners to process credit card transactions. The model provides for sites with HTML only interfaces to ASP (Active Server Pages) based SSL encrypted secure sites.

Check Guarantee Services in partnership with CGS

As a result of Creditpipe's relationship with CGS, Creditpipe is able to offer its user base check guarantee services. A client captures a presented check's details via one of the aforementioned interfaces and the transaction is switched to the check guarantee company, Check Guarantee Services (Pty.), Ltd.
(CGS). CGS screens the transaction details and decides whether to guarantee the face value of the check or to decline the check, in the event of the check being dishonored by the bank.

Verified by Visa and Mastercard Securecode

As a result of changes in the acquiring rules, Creditpipe has begun the process of implementing the Verified by Visa and Mastercard Securecode protocols into the processing procedure.

Key Personnel of CreditPipe

Neil Davis. Mr. Davis, a founder of CreditPipe, has served as Director and Chief Technical Officer since inception. He is the designer of the product concepts, MySS and Mobilecredit. From 1999 through 2001, Mr. Davis was employed by IQ Business Group, where he headed "Webcommerce," IQ's ISP and hosting arm of its "IQ Works" subsidiary. From 1995 through 1999, he served as the support manager for Interdoc and Medinet, medical software development companies. From 1991 through 1994, Mr. Davis worked for Telkom, where he was trained on transmission, communication and carrier systems, including microwave and satellite systems.

Brandon Sandiford. Mr. Sandiford is a founder of CreditPipe, and has served as Managing Director since its inception, with a special focus on sales and marketing. Since June 2001 Mr. Sandiford has been responsible for the development, coordination of new business strategies. From 1995 to 2000, he was employed by the Bryan Hatting Group, serving as Quality Resources and Sales Engineer, and then as Director. Mr. Sandiford received a Bachelor of Commerce Degree from Unisa, 1995.


EMPLOYEES

Celtron presently employs 40 people in its management and its Orbtech subsidiaries. In South Africa MineWorx currently has 17 Staff, with 12 development staff, fully contracted to customers, developing and delivering Mobile Technology based solutions. This number will grow to approximately 25 by the end of the year 2003 in South Africa. MineWorX has a 3-seat support desk situated in Midrand, Gauteng.


ITEM 2. DESCRIPTION OF PROPERTY

Celtron and Orbtech use office space at Unit 2 West, Momentum Business Park, 563 Old Pretoria Road, Halfway House, Pretoria, South Africa. MineWorx has offices in Midrand, Gauteng and at Mustek in Cape Town. MineWorX has direct representation in London, Dubai and Mumbai. Management believes that the office space we occupy is sufficient for our current needs and is adequately covered by insurance.

We own 70% of the issued and outstanding stock of Orbtech Holdings, Ltd., which is the owner of the Buddi Track and Mobi Track systems, and aviation technology. Orbtech owns all of the issued and outstanding shares of MineWorx International (Pty) Ltd. The Mobile Data terminals and proprietary software and vehicle mount technology of MineWorx is owned by MineWorx.


ITEM 3. LEGAL PROCEEDINGS

During the past fiscal year, Interpleader litigation against us and Adnan Khalil and Shanin Azarmehr by our transfer agent, in the Third Judicial District Court for Salt Lake County in the state of Utah, Case No. 000903425, resulted in a default judgment in our favor, and that judgment resulted in the cancellation of 881,000 shares of common stock issued in the name of Mr. Khalil. Celtron is not involved in any other litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of security holders during the fiscal year ended December 31, 2003.


PART II
--------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock has been quoted on the over-the-counter bulletin board under the symbol "EVEC" from June 7, 2000 through the first quarter of 2002. It has been quoted under the trading symbol "CLTR" since the second quarter of 2002. The high and low sale prices of our common stock were $2.20 and $.04, respectively, during fiscal year 2003. Celtron considers its Common stock to be thinly traded and that any reported bid or sale prices may not be a true market-based valuation of the Common Stock. As of December 31, 2002, there were 81 record holders of Celtron Common Stock.

The following table sets forth the range of high and low sales information for each full quarterly period of the last two fiscal years:


       Period Reported                  High Bid               Low Bid
--------------------------------        --------               -------
Quarter ended March 31, 2002            .21                     .08
Quarter ended June 30, 2002             .50                     .08
Quarter ended September 30, 2002        .37                     .03
Quarter ended December 31, 2002         .06                     .03
Quarter ended March 31, 2003            .40                     .04
Quarter ended June 30, 2003             .90                     .20
Quarter ended September 30, 2003       2.10                     .57
Quarter ended December 31, 2003        1.27                     .56


The above quotations reflect inter-dealer prices, without retail mark up, mark down or commission and may not represent actual transactions. Source of information: Over the Counter Bulletin Board.

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

     - The broker or dealer who has effected sales of penny stock to a customer, unless exempted by the rules, is required to send to the customer a written statement containing the identity and number of shares or units of each such security and the estimated market value of the security. The imposition of these reporting and disclosure requirements on a broker or dealer makes it unlawful for the broker or dealer to effect transactions in penny stocks on behalf of customers. Brokers or dealers may be discouraged from dealing in penny stocks, due to the additional time, responsibility involved, and, as a result, this may have a deleterious effect on the market for the company's stock.


                       EQUITY COMPENSATION PLAN INFORMATION

                                                                             Number of securities
                                Number of                                    remaining available
                                Securities to        Weighted Average        for future issuance
                                Be issued upon       exercise price of       under equity
                                Exercise of          outstanding options,    compensation plans
                                Outstanding          warrants and            excluding securities
                                Options, warrants    rights                  reflected in column a)
                                -----------------    --------------------    ----------------------

Equity compensation plans
approved by security holders         0                  0                             0

Equity compensation plans not
approved by security holders         0                  0                       185,000

- On June 5, 2003, as amended on June 11, 2003, we filed a Registration Statement on Form S-8, registering the issuance of 1,500,000 shares of common stock for our employees and consultants under out
Year 2003 Employee Consultant Stock Option Plan. To date, all 1,315,000 shares have been issued.



                     RECENT SALES OF UNREGISTERED SECURITIES

On or about July 23, 2001, Celtron International, Ltd. was issued 12,000,000 shares of common stock, pursuant to the the Asset Acquisition Agreement between Et Voila! European Cafes, Inc. and Celtron International, Ltd., dated June 20, 2001. The issuance was made pursuant to Section 4(2) of the Securities Act of 1933, to sophisticated persons who had access to our financial information.

On or about June 24, 2003, Ronald Andrew Pienaar was issued 157,500 shares of common stock and Anthony John Pienaar was issued 105,000 shares of common stock for a total of 262,500 shares, valued at $231,000, in connection with Orbtech's acquisition of Mineworx International(Pty.) Ltd. In addition to the shares, the sum of 315,000 South African Rand was paid in exchange for the issued and outstanding shares of Mineworx. The issuance was made pursuant to Section 4(2) of the Securities Act of 1933, to sophisticated persons who had access to our financial information.

On or about December 10, 2003, the following persons were issued a total of 1,449,275 shares of common stock, valued at $1,318,840 in connection with our executory agreement for Orbtech's acquisition of Credit Pipe (Pty.) Ltd., pursuant to Section 4(2) of the Securities Act of 1933, to sophisticated persons who had access to our financial information, which agreement closed in April, 2004, resulting in the acquisition of all of the outstanding and issued shares of CreditPipe (Pty) Ltd:

Gilbert Lawrence Odendaal              10,145
Olamide Holdings                       144,928
Neal M. Davis                          492,145
Frank E. Bailey                        154,956
Alan Richard Mason                     154,956
Brandon W. Sandiford                   492,145


                                 SECURITY HOLDERS

The approximate number of record holders of shares of the common stock of the Company outstanding as of December 31, 2003 was 157.


                                    DIVIDENDS

No dividends have been declared or paid on the Company's common stock.


ITEM 6.   MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Results of Operations

Since inception, we have had limited revenues and have experienced losses. We have financed our operations primarily through the sale of our common stock or by loans from shareholders. The net loss for the year ended December 31, 2003 was $729,833, compared to a net loss of $95,678 for the comparable period of 2002. Management attributes the increase in net loss to our increased expenses in product development and our acquisitions.

Liquidity and Capital Resources

As of December 31, 2003, we had $31,512 cash on hand and current liabilities of $858,700, as compared to $0 cash on hand and total current liabilities of $328,630 for the same period of 2002. We have material commitments to perform license agreements acquired as a result of the acquisition of the assets of Celtron International, Ltd., and for payments on our contracts for the acquisition of subsidiaries in the next twelve months. We believe that our current cash needs for at least the next twelve months can be met by loans from our directors, officers and shareholders, and by private placements of our common stock. However, our principals are not legally obligated to loan us these operating funds, and there can be no assurance that our private placements will be successful.

Plan of Operations

Celtron plans to use its South African operation as a working business model for expansion, initially into the United Kingdom and Europe, and eventually, the United States as well. Each geographical area will be served by a separate SBU, or strategic business unit, modeled after the South African SBU.

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

- We will continue to market our new multi-tasking GPRS product which management believes will create greater opportunities in the local market as its methodology of operation and flexibility outperforms any known product of its kind, including the current product range of the company.


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

These are a few of the requirements and solutions offered by our new product design:

- Fleet operators have to "call" a vehicle to obtain positional information. GPRS capabilities resolve this with the vehicle reporting in its positional information every 30-seconds.

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

We will continue to seek expansion by the acquisition of complimentary businesses and technology. This plan has been implemented by the completion of our acquisition of Credit Pipe, and our acquisition of CJ Systems and Molo Afrika Speech Technologies (Pty.) Ltd. in the first quarter of 2004.


ITEM 7. FINANCIAL STATEMENTS

Information with respect to this item is contained in the financial statements appearing on Item 13 of this Report. Such information is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In December, 2003, the Registrant replaced its independent accountant due to the resignation of its former independent accountant. The independent accountant's report on the financial statements for the Registrant over the past two years has not contained an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except for the fact that the accountant, in is report for the past two fiscal years has included an opinion that, due to the Registrant's lack of revenue producing assets and history of losses, there is doubt about the Registrant's ability to continue as a going concern.

During the two most recent fiscal years and the interim period preceding the resignation, there have been no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreements in connection with the reports.

In December, 2003, the Registrant engaged the firm of Cordovano and Honeck, P.C., 201 Steele Street, Suite 300, Denver, Colorado, as its new principal independent auditor to audit the Registrant's financial statements.

ITEM 8A.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures over financial reporting. This evaluation was carried out under the supervision and with the participation of our management, including our President, Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our President, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.



PART III.
--------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The members of the Board of Directors of Celtron serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.

The current executive officers, key employees and directors of Celtron are:



Name                       Age                     Position
----                      -----         ------------------------------


Allen A. Harrington        47           Chief Executive Officer,
                                        Chairman, Secretary, Director

Amanda M. Harrington       46           Chief Financial Officer

Marius Jordaan                          Director

Ron Pienaar.               42           Director

Frans Greyling             60           Director, Orbtech Tracking

Norman Mundell             38           Director, Orbtech Tracking

Nico Sliep                 44           Director, Buddi Track (Pty) Ltd.


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


Ron Pienaar. Mr. Pienaar left school before matriculating and joined the SA Railways Police in 1977. After attending police college and graduating 3rd overall, he completed his matric and Sergeants exams. His career in the police was marked by being one of the youngest acting Sergeants in the force, a two-year stunt as an anti-hijacker with SAA, covering international flights across the globe, and being seconded to the CSIR to conduct classified research. During this period he enrolled at UNISA and completed a BA degree.

In 1982 Mr. Pienaar left the police force to join Sanlam marketing business insurance. Toward the end of 1982, he started Aquarius Personnel Consultants. In 1985 the Silver Corp Group acquired Aquarius and Mr. Pienaar served as its Human Resources manager and was Managing Director of 4 of the group subsidiaries that included National film distributors, SCL Waste Collectors and SA Souvenirs.

Mr. Pienaar left the Silver Corp Group in 1988 and he started a management consultancy practice. He also held non-executive directorships on the board of the Clear Vision Group that was later acquired by PG Glass. During this period he also acquired Clear Sound and Clear Trim from the Group, companies focused on the motor industry. In 1989 he established Sandton Motor and Aircraft Trimmers. The company was sold in 1995.

In 1989, Doctus, an International Management Consultancy Group based in the UK approached Mr. Pienaar to provide expertise in Organizational Development and process consulting. Working with Byrne Fleming he completed projects with Western Deep levels, Pep Stores nationally, the repositioning of the Ackermans Group, Epol, 15 year Free Gold strategic plan and other national groups. In November 1993 he was appointed by Kresta Hague International to head up the Retail consulting division in Europe. During this period he completed business improvement projects with Guardian Royal Exchange in London and head office in Ipswich, Martins Retail Group in the UK and RS McCall in Scotland as well as the Your-More-Store Group. During this period he completed his NLP (Neuro linguistic Programming) training to Masters Level including Indirect Hypnosis.

After returning to South Africa at the end of 1994, Mr. Pienaar was appointed as Vice President Marketing for Johnson Harvey International, a management consultancy group focuses in the mining industry. During 1995 he was recruited by Oracle Corporation where he headed the Business Consulting and Change Management division as Practice director for the ECE-MEA region (East Central Europe, Middle East and Africa). He was on the Oracle Global Business Consulting Committee of 5 and a managing member of the Oracle Global Change Management Board. He was instrumental in the design and development of an organizational change management assessment tool and methodology in conjunction with Stanford University in California during 1997. He was responsible for global projects such as the Continental Grain Company based out of Geneva and operating across the globe, the pharmaceutical e-business solution implemented for government in the Ukraine, Hungarian Railways systems implementation, Edgars, Bateman Group and the Sanlam HR system development, to mention a few.

In May of 1998 Mr. Pienaar established Ornet Solutions as a subsidiary of MB Technologies Limited and was the major shareholder until the group acquired the company in 2001. Having identified the opportunities for information technology and more particularly mobile technology during his management consulting, he established Mine Worx International in October 2000 to take advantage of the emerging mobile technologies market.


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



SECTION 16 COMPLIANCE

Based on a review of the Form 3 and 4 filings of our officers and directors, although tardy, we have determined that our officers and directors are in compliance with Section 16a of the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION.

The following table summarizes the compensation Celtron has paid to its Chief Executive Officer and all other executive officers for services rendered up to the period ended December 31, 2003. There were no grants of options or SAR grants given to any executive officers during the past fiscal year.


                             Annual Compensation


Name and Position            Salary      Bonus     Deferred
-----------------           -------      -----     --------
Amanda Harrington           $19,484        0           0
Allen Harrington            $48,320        0           0
Ronald Pienaar              $72,315        0           0
-----------------

*Compensation is paid by the operating subsidiaries in South African Rand. Currency figures have been converted to U.S. Dollars.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL ARRANGEMENTS

There are no written contracts or agreements, other than those with the subsidiaries. Employee compensation is set by the members of the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock of Celtron as of the date of this disclosure(1), by (I) each person who is known by Celtron to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of common stock, (ii) each of Celtron's directors and executive officers, and
(iii) all directors and executive officers as a group.


Name and Address            Number of Shares          Percentage Owned
----------------            ----------------          ----------------
Allen Harrington*              10,000,000                     54%
Amanda Harrington
Celtron Holding, Ltd.
563 Old Pretoria Road
Midrand, South Africa

Marius Jordan                          0                      0
563 Old Pretoria Road
Midrand, South Africa

Ronald Andrew Pienaar            157,500                    .001%
563 Old Pretoria Road
Midrand, South Africa


Officers and
Directors as a Group            10,157,500                    55%
-----------
*Shares are owned by Celtron Holding, Ltd., a British Virgin Islands business organization.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On or about June 24, 2003, Ronald Andrew Pienaar was issued 157,500 shares of common stock and Anthony John Pienaar was issued 105,000 shares of common stock for a total of 262,500 shares, valued at $231,000, in connection with Orbtech's acquisition of Mineworx International(Pty.) Ltd. In addition to the shares, the sum of 315,000 South African Rand was paid in exchange for the issued and outstanding shares of Mineworx. The issuance was made pursuant to Section 4(2) of the Securities Act of 1933, to sophisticated persons who had access to our financial information.

On or about December 10, 2003, the following persons were issued a total of 1,449,275 shares of common stock, valued at $1,318,840 in connection with our executory agreement for Orbtech's acquisition of Credit Pipe (Pty.) Ltd., pursuant to Section 4(2) of the Securities Act of 1933, to sophisticated persons who had access to our financial information, which agreement closed in April, 2004, resulting in the acquisition of all of the outstanding and issued shares of CreditPipe (Pty) Ltd:

Gilbert Lawrence Odendaal               10,145
Olamide Holdings                       144,928
Neal M. Davis                          492,145
Frank E. Bailey                        154,956
Alan Richard Mason                     154,956
Brandon W; Sandiford                   492,145


ITEM 13. INDEX TO EXHIBITS AND REPORTS ON FORM 8-K

(a) Financial Statements (included in Part II of this Report): Report of Independent Certified Public Accountant Financial Statements Balance Sheets Statement of Loss And Accumulated Deficit Statements of Cash Flows Statements of Stockholder's Equity Notes to Consolidated Financial Statements

(b) Reports on Form 8-K:
       May 28, 2003
       November 26, 2003
       December 17, 2003

(c) Exhibits

The following exhibits are filed as part of this report as required by Item 601 of Regulation S-B:

     3.1 Certificate of Incorporation of the Company. *1

     3.3 Bylaws of the Company. *1
     9.1 Acquisition agreement of Celtron International, Ltd. assets *2
     9.2 Acquisition agreement of MineWorx International (Pty) Ltd. *3
     9.3 Acquisition agreement of CreditPipe (Pty) Ltd. *4


99.1: Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of
2002

99.2: Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


*1. Incorporated by reference to Registrant's filing on Form 10KSB/A on March
  8, 2001

*2. Incorporated by reference to Registrant's filing on Form 8K on July 20,
2001
*3. Incorporated by reference to Registrant's filing on Form 8K on May 8, 2003

*4. Incorporated by reference to Registrant's filing on Form 8K on November 26, 2003

                                                                   Page
                                                                  ------

Reports of Independent Auditors...............................     F-2

Consolidated Balance Sheet at December 2003...................     F-4

Consolidated Statements of Operations for
the ten months ended December 31, 2003 and
the year ended February 28, ..................................     F-5

Consolidated Statement of Changes in Shareholders'
Equity for the period from January 1, 2001 through
December 31, 2003.............................................     F-6

Consolidated Statements of Cash Flows for
the ten months ended December 31, 2003 and
the year ended February 28,
2003..........................................................     F-7

Notes to Consolidated Financial Statements....................     F-8


                          Report of Independent Auditors


The Board of Directors and Shareholders of
Celtron International, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Celtron International, Inc. (A Nevada corporation) and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the ten months ended December 31, 2003 and the year ended February 28, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Celtron International, Inc. as of December 31, 2003, and the results of their operations and their cash flows for the ten months ended December 31, 2003 and the year ended February 28, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 tot the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not contain any adjustments that might result from this outcome.




Cordovano & Honeck, P.C.
Denver, Colorado
April 16, 2004



                          CELTRON INTERNATIONAL, INC.
                           Consolidated Balance Sheet
                               December 31, 2003

                                     Assets

Current assets:

     Cash and cash equivalents                                     $  31,512
     Receivables:
          Trade, net of allowance for doubtful accounts              135,846
          Other                                                      105,853
     Inventories (Note 3)                                            215,782
     Other current assets                                             17,994
                                                                    ----------
                              Total current assets                   506,987

Property and equipment, net of
 accumulated depreciation (Note 3)                                   101,609

Intangible assets (Note 4):

     License rights, net of accumulated
      amortization of $ 264,706                                      397,059
                                                                    ----------
     Goodwill                                                        530,147
                                                                  ------------
                                                                  $1,535,802
                                                                  ============
                       Liabilities and Shareholders Equity

Current liabilities:
     Accounts and notes payable:

          Accounts payable and accrued liabilities               $   841,947
          Notes payable (Note 5)                                      60,722
     Other current liabilities:

          Current maturities of long-term debt (Note 5)               11,204
          Accrued interest payable                                     7,238
                                                                  ------------
                              Total current liabilities              921,111
Non-current liabilities:

     Long-term debt (Note 5)
          Notes payable, net of current maturities                    73,009
          Capital lease obligations, net of current maturities        40,053
     Indebtedness to related parties (Note 2)                        180,562
     Minority interest (Note _):
                                                                   ---------
              Total liabilities                                    1,214,735

Shareholders equity (Note 7):

     Common stock , $.001 par value;
      100,000,000 shares authorized,
      18,621,700 shares issued and outstanding                        18,621
     Additional paid-in capital                                    4,400,176
     Retained earnings                                            (4,097,730)
                                                                  -----------
               Total shareholders equity                             321,067
                                                                  ------------
                                                             $     1,535,802
                                                                   =========
F-4
                  See accompanying notes to financial statements











                          CELTRON INTERNATIONAL, INC.
                     Consolidated Statements of Operations

                                             Ten Months
                                             Ended            Year Ended
                                             December 31,     February 28,
                                             2003             2003
                                             ------------     ------------
Net sales and gross revenues:
     Net sales                               $ 1,522,140      $  854,323
     Cost of sales                            (1,029,973)       (487,122)
                                             ------------     ------------

               Gross profit                      492,167         367,201
Costs and expenses:
     Selling expenses                             20,192             599
     General and administrative expenses       1,467,032       1,118,223
     Provision for doubtful
      accounts and notes                              --           3,814
                                             ------------     ------------
                                               1,487,224       1,122,636
                                             ------------     ------------
Income/loss before income taxes, interest
      depreciation and amortization             (995,057)       (755,435)

     Nonoperating income                          25,111           9,841

     Loss on sale of equipment                      (506)             --
     Interest expense                            (20,752)        (45,781)
                                             ------------     ------------
              Loss before income taxes          (991,204)       (791,375)

Income tax provision (Note 8)
                                             ------------     ------------
                                                (991,204)       (791,375)

Minority interest in net income
 of subsidiaries (Note 7)                             --              --
                                             ------------     ------------
              Net loss                       $ (991,204)      $ (791,375)
                                             ============     ============

Basic and diluted loss per share             $       --       $       --
                                             ============     ============
Weighted average common shares outstanding   $       --       $
                                             ============     ============
F-5
                  See accompanying notes to financial statements









                          CELTRON INTERNATIONAL, INC.
                       Consolidated Statement of Changes
                            in Shareholders' Equity

                                                             Additional
                                          Common Stock       paid-in        Retained
                                       Shares     Amount     capital        deficit        Total
Balance at                          ----------   ----------  ----------    -----------   -----------
     March 1, 2002                  14,974,200    $14,974    $4,400,176    $(2,224,361)  $ 2,190,789
Issuance of common stock
     for services                    1,135,000      1,135            --             --        1,135

     Prior period adjustment (Note_)        --         --            --        (90,790)     (90,790)
Net loss                                    --         --            --       (791,375)    (791,375)
                                    ----------   ----------  ----------    -----------   -----------
Balance at February 28, 2003        16,109,200     16,109     4,400,176     (3,106,526)   1,309,759

Issuance of common stock for
  acquisition of
  subsidiaries (Note_)               2,512,500      2,512            --             --        2,512

Net loss                                    --         --            --      (991,204)     (991,204)
                                    ----------   ----------  ----------    -----------   -----------
     December 31, 2003              18,621,700   $ 18,621    $4,400,176   $(4,097,730)   $  321,067
                                    ==========   ========== ===========   ============= ============

F-6
                  See accompanying notes to financial statements



                           CELTRON INTERNATIONAL, INC
                     Consolidated Statements of Cash Flows

                                               Ten Months
                                               Ended          Year Ended
                                               December 31,   February 28,
                                               2003           2003
                                               ------------   ------------
Cash flows from operating activities:

  Net loss                                    $  (991,204)     $  (791,375)
  Adjustments to reconcile net loss
   to net cash used by operating activities:
    Depreciation and amortization                 108,115          121,844
    Loss on disposal of equipment                     506               --
    Cash received in acquisition of subsidiary    148,531               --
    Changes in operating assets and liabilities,
     excluding effects of business combinations:
     Accounts payable and accrued liabilities      79,945          199,386
     Receivables                                  (45,779)         (13,003)
     Inventory                                   (139,020)          43,785
     Other current assets                            (735)         (14,715)
                                               ------------   ------------
       Net cash used in operating activities     (839,641)        (454,079)
                                               ------------   ------------
 Cash flows from investing activities:
  Proceeds from the sale of property
      and equipment                                 5,456            1,204
     Additions to property and equipment          (95,682)         (10,455)
     Investments in subsidiaries (Note _)        (530,147)              --

     Other                                     ------------   ------------
                  Net cash used in
                   investing activities          (620,373)         (9,251)
                                               ------------   ------------
Cash flows from financing activities:
 Proceeds from lines of credit, notes
  payable and current portion of
  long-term debt                                                  455,785
 Repayments of notes payable                     (982,113)         (6,076)
 Repayments of capital lease obligations

 Proceeds from the sale of
  subsidiary common stock                       2,473,254              --
                                               ------------   ------------
                  Net cash provided by
                   financing activities         1,491,141         449,709
                                               ------------   ------------
                  Net change in cash and
                   cash equivalents                31,127         (13,620)

Cash and cash equivalents:
 Beginning of period                                  385          14,004
                                               ------------   ------------
 End of period                                $    31,512      $      384
                                               ============   ============
Supplemental disclosure of cash flow information:
 Cash paid during the year for:
   Income taxes                                $        --      $       --
                                               ============   ============
   Interest                                    $    20,752      $   45,781
                                               ============   ============
F-7
                  See accompanying notes to financial statements



(1) Organization and Summary of Significant Accounting Policies
Organization and basis of presentation
Et Voila European CafE was incorporated on April 8, 1998 to engage in the business of marketing the concept of a fast food restaurant European style. Et Voila European CafE did not commence marketing operations. In February 2001, our controlling shareholders sold their interest to outside investors and we became a shell company. Effective March 2002, with the approval of our shareholders, we changed our corporate name to Celtron International, Inc.

When we refer to "we," "our," or "us" in this document, we mean the current Nevada corporation (Celtron International Inc. formerly Et Voila European CafE) as well as all of our consolidated subsidiaries.

In June 2001, we acquired the assets of Celtron International, Ltd., an Irish corporation, and entered the vehicle tracking, management and recovery systems business. We have two subsidiaries; Orbtech Holdings, Ltd., (South Africa), a Sub-Sahara holding company, of which we own approximately 70%, Celtron Tracking Systems, Ltd., (a United Kingdom company) of which we own approximately 51%. Orbtech Holdings, Ltd. has four operating subsidiaries; Orbtech Tracking Systems, Ltd., of which we own 90%, Buddi-Track (Pty) Ltd., of which we own 100%, and Odyssey Solutions (Pty) Ltd., of which we own 100%, and MineWorx International (Pty) Ltd., of which we own 100%.

The Company's principal executive offices are headquartered in Midrand, South Africa.

Principles of consolidation and basis of presentation

The accompanying financial statements are consolidated and include the financial statements of Celtron International, Inc. and our majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated accounts include 100% of the assets and liabilities of these majority-owned subsidiaries and the ownership interests of minority investors are recorded as minority interests. Investments in entities where we hold more than a 20% but less than a 50% ownership interest and have the ability to significantly influence the operations of the investee are accounted for using the equity method of accounting and the investment balance is included in long term investments, while our share of the investees' operations is included in other income. As of December 31, 2003, we did not have any equity method investments.

Certain prior period balances have been reclassified to conform to the current period presentation.

In December 2003, the Board of Directors approved changing the Company's fiscal year end to December 31st. Accordingly, the Company is presenting audited financial statements for ten months ended December 31, 2003, the "transition period", and the year ended February 28, 2002, in this Form 10-KSB.

The following table provides unaudited condensed financial information for the same comparable periods of the prior year.

Use of estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents at December 31, 2003.

Foreign currency

Substantially all of our foreign subsidiaries use the local currency (the "Rand") as their functional currency. Assets and liabilities are translated at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into United States dollars at average exchange rates for the period. Gains and losses resulting from translation are accumulated as a component of other comprehensive income (loss).

Realized gains and losses from foreign currency transactions are recognized as other income and are insignificant for all periods presented.

Inventories
Inventories are stated at the lower of cost (first-in, first-out) cost or market.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally ranging from two to five years. Property and equipment under capital leases are stated at the present value of minimum lease payments and are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is shorter.

Intangible Assets

The excess of cost over the fair value of net assets acquired, or goodwill, is amortized using the straight-line method over a 10-year period. Other intangibles are amortized using the straight-line method over periods ranging from three to seven years.

Valuation of Long-Lived Assets

We evaluate the recoverability of our long-lived assets under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (" SFAS 144"). SFAS 144 requires management to review for impairment of its long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable and exceeds its fair value. Impairment evaluations involve management estimates of asset useful lives and future cash flows. When such an event occurs, management estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted expected future cash flows are less than the carrying amount of the asset and the carrying amount of the asset exceeds its fair value, an impairment loss is recognized.

We assess the impairment in value to our long-lived assets whenever events or circumstances indicate that the carrying value may not be recoverable. We record an impairment loss for the difference between estimated the fair value of the asset and its carrying amount. Significant factors, which would trigger an impairment review, include the following:

- significant negative industry trends;
- significant changes in technology;
- significant underutilization of the asset; and
- significant changes in how the asset is used or is planned to be used.

Income Taxes

We account for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Comprehensive income

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. The change in accumulated other comprehensive income for all periods presented resulted from foreign currency translation gains and losses, unrealized and realized gains and losses on investments, and unrealized gains and losses on cash flow hedges.

Revenue recognition

We recognize revenue for (1) services, when the services are rendered; and (2) manufacturing and selling activities, at the time of sale. We do not recognize revenue until (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller's price to the buyer is fixed or determinable; and (4) Collectibility is reasonably assured.

Sales and marketing costs

Marketing expense includes the costs to acquire and retain subscribers, advertising and other general sales and marketing costs.

The Company expenses the cost of advertising and promoting its services as incurred. Such costs are included in sales and marketing and totaled approximately $20,192 and $599 for ten months ended December 31, 2003 and the year ended February 28, 2003, respectively.

Stock-based compensation

We account for employee stock-based compensation using the intrinsic value method, which calculates compensation expense based on the difference, if any, on the date of the stock option grant, between the fair value of our stock and the option exercise price. Generally accepted accounting principles require companies who choose to account for stock option grants using the intrinsic value method to also determine the fair value of option grants using an option pricing model, such as the Black-Scholes model, and to disclose the impact of fair value accounting in a note to the financial statements. In December 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of FASB Statement No. 123." We did not elect to voluntarily change to the fair value based method of accounting for stock based employee compensation and record such amounts as charges to operating expense.

We account for consultant stock-based compensation using the fair value method, which calculates compensation expense based on the fair value of the stock options expected to vest on the date the options were granted to the consultants.

Financial Instruments and Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and the relatively minor balances of each individual account. At December 31, 2003, the fair value of the Company's financial instruments approximate their carrying value based on their terms and interest rates.

For the ten months ended December 31, 2003 and the year ended February 28, 2003, approximately ___, and ___, respectively, of sales were to ___ customers. These ___ customers represented approximately ___% of accounts receivable at both December 31, 2003.

For each of the years ended December 31, 2003 and 2002, _____ vendors represented approximately XX% of the Company's total purchases. The Company's reliance on certain vendors can be shifted to alternative sources of supply for products it sells should such changes be necessary.

New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred, not when it is "planned". The Company adopted the provisions of SFAS No. 146 for exit or disposal activities that were initiated after December 31, 2002. The adoption of this standard did not have a material impact on our results of operations, financial position or liquidity for the fiscal year ended December 31, 2003.


In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" ("FIN 45"). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under specific guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements in this interpretation were effective for financial statements of interim and annual periods ending after December 15, 2002. Additionally, the recognition of a guarantor's obligation should be applied on a prospective basis to guarantees issued after December 31, 2002. The adoption of FIN 45 did not have a material effect on our financial position or results of operations for the year ended December 31, 2003.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interest that effectively recombines risks that were previously dispersed. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Management believes that the adoption of Fin 46 will not have a material effect on our financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an "underlying" to conform it to the language used in FASB Interpretation No. 45, "Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and amends certain other existing pronouncements. The adoption of SFAS 149 is not expected to have a material effect on our financial condition or results of operations.
In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on our financial condition or results of operations.

(2) Related Party Transactions

During 2003, two of our Directors made unsecured advances to us for working capital purposes. We are indebted to the Directors in the amount of $57,671 and $45,904, respectively, at December 31, 2003. The advances are due on demand.

During 2003, a related party and two affiliates made unsecured advances to us for working capital purposes. We are indebted to the related party and two affiliates in the amount of $8,966 and $37,476, respectively, at December 31, 2003. The advances are due on demand.

During 2003, a related party made unsecured advances to us for working capital purposes. We are indebted to the related party in the amount of $30,545 at December 31, 2003. The advances are due on demand.

During the ten months ended December 31, 2003 and the year ended February 28, 2003, respectively, we paid our Directors $72,036 and $201,796, respectively, in fees for their services as consultants.

During the ten months ended December 31, 2003 and the year ended February 28, 2003, respectively, we paid certain related parties $6,397 and $3,907, respectively, in management fees.

 (3) Balance Sheet Components

Inventories at December 31, 2003 are summarized as follows:

Property and equipment at December 31, 2003 consist of the following:

Depreciation expense totaled approximately $55,278 and $53,240 for the ten months ended December 31, 2003 and the year ended February 28, 2003, respectively.

(4) Intangible Assets

License rights

We hold intellectual property and exclusive licenses for the distribution of vehicle management and security systems and related products. Based on our evaluation of the useful life of the existing technology, probability of future developments to bring new products to market and projected cash flows from these products, the license rights are being amortized over a 10-year life. As of December 31, 2003, the carrying value of the license rights was $397,059, which is net of $264,706 in accumulated amortization. Amortization of the license rights charged to expense during the year ended December 31, 2003 and 2002 was $66,176 and $65,195, respectively.

Goodwill

We account for business combinations under the purchase method of accounting. Under this method, an asset acquisition is measured on the basis of the values exchanged. The cost of an entity acquired in a business combination includes the direct costs of the business combination. Costs of registering and issuing equity securities are recognized as a reduction of the fair value of the securities. Out of pocket costs are expensed as incurred and included in (General and Admin) (other) costs. The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed is recognized as goodwill.

We do not amortize goodwill. Instead, goodwill is tested for impairment on an annual basis or more frequently, if warranted utilizing a two-step impairment test. If the carrying amount of goodwill exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. After a goodwill impairment loss is recognized, we adjust the goodwill to its new basis. We do not subsequently reverse previously recognized goodwill.


(5) Notes Payable

Notes payable consist of the following at December 31, 2003:





 (6) Capital Lease Obligations

At December 31, 2003, we leased equipment under capital leases in the gross amount of $49,522. This equipment is included in "Machinery and equipment" in our Consolidated Balance Sheets net of accumulated depreciation of $20,526 at December 31, 2003.

The following is a schedule of the Company's future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2003.

The current portion of the present value of net minimum lease payments of $11,204 is included in "Current maturities of long-term debt" on our Consolidated Balance Sheet at December 31, 2003.

(7) Shareholders Equity

In 2001, we issued 12,000,000 shares of common stock to acquire Orbtech Holdings, Ltd. the shares were held in escrow until the transaction was consummated effectively on February 28, 2002.

In 2003, Orbtech acquired CJ Systems (Pty) Ltd. , a South African company, for 2,250,000 shares of our common stock and Orbtech acquired Mine Worx International (Pty) Ltd, a South African company, for $200,000 and 262,500 shares of our common stock. CJ Systems was acquired in order to access its hardware distribution rights. Mine Worx is in the mobile data terminal business.

Minority interest represents the 30% interest in the common stock of Orbtech, not held by us.

(8) Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the ten months ended December 31, 2003 and the year ended February 28, 2003:



At December 31, 2003, deferred South African federal income taxes were
$302,860.

At December 31, 2003, the Company has a net operating loss carryforward for South African federal income tax purposes of approximately $1,041,629, which was fully allowed for in the valuation allowance of $302,860. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the year ended December 31, 2000 was $18,330.

Because of various stock transactions during 2003, management believes the Company has undergone an "ownership change" as defined by Section 382 of the Internal Revenue Code. Accordingly, the utilization of a portion of the net operating loss carryforward may be limited. Due to this limitation, and the uncertainty regarding the ultimate utilization of the net operating loss carryforward, no tax benefit for losses has been provided by the Company in the accompanying financial statements. The net operating loss carryforward will expire in 2020.

 (9) Prior Period Adjustment

We adjusted the accumulated loss of a subsidiary at the date of acquisition.


                         Report of Independent Auditors


The Board of Directors and Shareholders of
Celtron International, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Celtron International, Inc. (A Nevada corporation) and subsidiaries (not separately included herein) as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended February 28, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Celtron International, Inc. as of December 31, 2002, and the results of their operations and their cash flows for year ended February 28, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 tot the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not contain any adjustments that might result from this outcome.




Rogelio Castro
Oxnard, California
April 14, 2003


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
                                       =========


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for in this item is incorporated by reference to the Company's 2004 Proxy Statement.




                                    SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

   Celtron International, Inc.

   Allen Harrington
   ________________________________________
   ALLEN HARRINGTON, President and Director

   Date: April 15, 2004

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Amanda Harrington
  _________________________________________
  AMANDA HARRINGTON, Treasurer and Director

  Date: April 15, 2004


  _____________________________________
  MARIUS JORDAN, Director
  Date: April 15, 2004

  _____________________________________
  RONALD PIENAAR, Director
  Date: April 15, 2004


  Exhibit 32.1

  Certification  Pursuant  to 18 U.S.C. Section 1350,  as adopted pursuant to
  Section 302  of the Sarbanes-Oxley Act of 2002

      I, Allen Harrington, certify that:

1. I have reviewed this report on Form 10KSB of Celtron International, Inc.;

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of Celtron International, Inc. as of, and for, the periods presented in the report;

4. The other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Regulation 13a-14 of the Securities Exchange Act of 1934) for Celtron International, Inc and have:

 i. Designed such disclosure controls and procedures to ensure that material information relating to Celtron International, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

 ii. Evaluated the effectiveness of Preferred Financial Resources, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of the report ("Evaluation Date"); and

 iii. Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The other certifying officer and I have disclosed, based on our most recent evaluation, to the Celtron International, Inc. auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

i. All significant deficiencies in the design or operation of internal controls which could adversely affect Celtron International, Inc.'s ability to record, process, summarize and report financial data and have identified for Celtron International, Inc.'s auditors any material weaknesses in internal controls; and

ii. Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and
6. I and the other certifying officer have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2004

/s/ Allen Harrington
______________________
Allen Harrington
Chief Executive Officer



  Exhibit 32.2
  Certification  Pursuant  to 18 U.S.C. Section 1350,  as adopted pursuant to
  Section 302  of the Sarbanes-Oxley Act of 2002



     I, Amanda Harrington, certify that:

1. I have reviewed this report on Form 10KSB of Celtron International, Inc.;

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of Celtron International, Inc. as of, and for, the periods presented in the report;

4. The other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Regulation 13a-14 of the Securities Exchange Act of 1934) for Celtron International, Inc and have:

i. Designed such disclosure controls and procedures to ensure that material information relating to Celtron International, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

 ii. Evaluated the effectiveness of Preferred Financial Resources, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of the report ("Evaluation Date"); and

 iii. Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The other certifying officer and I have disclosed, based on our most recent evaluation, o the Celtron International, Inc. auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

 i. All significant deficiencies in the design or operation of internal controls which could adversely affect Celtron International, Inc.'s ability to record, process, summarize and report financial data and have identified for Celtron International, Inc.'s auditors any material weaknesses in internal controls; and

 ii. Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

 6. I and the other certifying officer have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  Date:  April 15, 2004

  Amanda Harrington
  _______________________
  Amanda Harrington
  Chief Financial Officer


  Exhibit 32.3

                             CERTIFICATION PURSUANT TO
                              18 U.S.C. SECTION 1350,
                              AS ADOPTED PURSUANT TO
                   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Celtron International, Inc. (the "Company") on Form 10KSB for the period ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Alen Harrington, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

  /s/ Allen Harrington
  _______________________
  Allen Harrington
  Chief Executive Officer
  Date: April 15, 2004



  Exhibit 32.4

                             CERTIFICATION PURSUANT TO
                              18 U.S.C. SECTION 1350,
                              AS ADOPTED PURSUANT TO
                   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Celtron International, Inc. (the
"Company") on Form 10KSB for the period ending July 31, 2002, as filed   with
the Securities and Exchange Commission on the date hereof (the "Report'), I, Roger W. Sherman, Chief Financial Officer of the Company, certify, pursuant to
18 U.S.C. Section 1350, as adopted pursuant to Section   906 of the
Sarbanes-Oxley Act of 2002, that:

    (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

  /s/ Allen Harrington
  ___________________
  Allen Harrington
  Chief Financial Officer
  Date: April 15, 2004