Form 10QSB
period 2004-03-31
CELTRON INTERNATIONAL INC
filed 2004-05-21
CIK 1084088

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

                                   FORM 10QSB

(X)      Quarterly report pursuant to Section 13 or 15(d) of the Securities

         Exchange Act of 1934 for the quarterly period ended March 31, 2004

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to______


                       COMMISSION FILE NUMBER 000-28739
                                              ---------


                          CELTRON INTERNATIONAL, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Nevada                                      91-1903590
__________________________________        __________________________________
(State or other jurisdiction of           (IRS Employer  Identification No.)
 incorporation or organization)


                             563 Old Pretoria Road
                             Midrand, South Africa
                                  011-652-6350
    ------------------------------------------------------------------------
    (Address of Principal Executive Offices, including Registrant's zip code and telephone number)


         --------------------------------------------------------------
         Former name, former address and former fiscal year, if changed


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X     No
                                                   ----      ----

The number of shares of the registrant's common stock as of March 31, 2004:
18,414,975 shares.


Transitional Small Business Disclosure Format (check one):   Yes   No X
                                                                     ---



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

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES

FINANCIAL DATA SCHEDULE


                          CELTRON INTERNATIONAL, INC.
                   Index to Consolidated Financial Statements

Reports of Independent Auditors ...................................  F-2

Consolidated Balance Sheet at March 31, 2003 (Unaudited)...........  F-4

Consolidated Statements of Operations for the three
 months ended March 31, 2003 and 2003 (Unaudited)..................  F-5

Consolidated Statements of Cash Flows for the three
 months ended March 31, 2003 and the year
 ended February 28, 2003 ........................................... F-7

Notes to Consolidated Financial Statements ......................... F-8



                          CELTRON INTERNATIONAL, INC.
                      Condensed Consolidated Balance Sheet
                           (Unaudited) March 31, 2004

Current assets:
  Cash and cash items                                              15,365
  Accounts and notes receivables                                  352,839
  Inventories (Note 3).....................................       176,745
  Other current assets ....................................        19,118
                                                                  -------
                Total current assets ......................       564,067

Property and equipment ....................................       128,161
  Intangible assets........................................       967,578
                                                                  -------
                                                                1,659,806
                                                                =========
                      Liabilities and Shareholders' Deficit

Current liabilities:
  Accounts and notes payable ..............................       963,733
  Other current liabilities ...............................        11,904
                                                                  -------
                Total current liabilities .................       975,637

 Long-term debt............................................       790,545
  Indebtedness to related parties..........................       183,140
                                                                  -------
                Total liabilities .........................     1,949,322
                                                                =========
Shareholders' deficit:
  Common stock.............................................        18,415
Additional paid-in capital ................................     6,679,961
Retained deficit ..........................................     6,987,892)
                                                                ----------
                 Total shareholder's Deficit                     (289,516)
                                                                1,659,806
                                                                =========

      See accompanying notes to condensed consolidated financial statements

F-4



                          CELTRON INTERNATIONAL, INC.
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                                                      Three Months Ended
                                                            March 31
                                                      -------------------
                                                        2004       2003
                                                      ----------    -------
Net sales and gross revenues:
 Net sales                                              580,072        -
 Cost of sales                                         (129,783)       -
                                                      ----------    -------
             Gross profit                               450,289        -
Costs and expenses:
 Selling expenses                                         4,931        -
 General and administrative expenses                    533,810        -
 Provision for doubtful accounts and notes              303,400        -
                                                      ----------    -------
             Total costs and expenses                  (842,141)       -

             Operating loss                            (391,852)       -

Other income and expenses:
 Nonoperating income                                     39,853        -
 Loss on sale of equipment                                    -        -
 Interest expense                                        (7,985)       -
                                                      ----------    -------
             Loss before income taxes                  (359,984)       -

Income tax provision (Note _)                               -          -
                                                      ----------    -------
                                                       (359,984)       -

Minority interest in net loss of subsidiary            (154,279)       -
                                                      ----------    -------
              Net loss                                $(514,263)       -
                                                      ==========    =======
Basic and diluted loss per share                      $   (0.03)       -
                                                      ==========    =======
Weighted average common shares outstanding            18,414,975  16,269,000
                                                      ==========    =======
      See accompanying notes to condensed consolidated financial statements

F-5






                          CELTRON INTERNATIONAL, INC.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                      Three Months Ended
                                                            March 31
                                                      -------------------
                                                        2004       2003
                                                      ----------  -------
                 Net cash used in
                  operating activities               $ (525,726)   $    -
                                                      ----------  -------

Cash flows from investing activities:
 Proceeds from the sale of property and equipment
 Additions to property and equipment                    (74,162)        -

                 Net cash used in
                  investing activities                  (74,162)        -
                                                      ----------  -------
Cash flows from financing activities:
 Proceeds from lines of credit, notes
  payable and current portion of long-term debt         583,741         -

                 Net change in cash
                  and cash equivalents                   16,147         -

Cash and cash equivalents:
 Beginning of period                                     31,512         -
                                                      ----------  -------
End of period                                          $ 15,365    $    -
                                                      ========== ========
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
   Income taxes                                        $     -     $    -
                                                      ========== ========
   Interest                                            $     -     $    -
                                                      ========== ========

      See accompanying notes to condensed consolidated financial statements

F-7



                          CELTRON INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1:  Basis of presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB dated December 31, 2003, and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

Note 2: Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0- income taxes.

F-8

                              UNAUDITED INFORMATION

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


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

Since inception, we have experienced losses. We have financed our operations primarily through the sale of our common stock or by loans from shareholders. The net loss for the three months ended March 31, 2004 was $(statement of operations+ compared to a net loss of $89,801 for the same period of 2003. Management does not see a significant difference in the two amounts to warrant a comparison.

Liquidity and Capital Resources

As of March 31, 2004, we had a working capital surplus. This must be read in conjunction with the notes to the financial statements of December 31, 2003, which reveal an unaudited working capital deficit for the period ended December 31, 2003.


Recent Developments

The most recent developments are stated in the 10KSB report filed April 19, 2004.


 PART II. OTHER INFORMATION

 Item 1. Legal proceedings                                     NONE

 Item 2.  Changes in securities and use of proceeds            NONE

 Item 3.  Defaults on senior securities                        NONE

 Item 4.  Submission of items to a vote                        NONE

 Item 5.  Other information                                    NONE

 Item 6.

  a)      Exhibits                                             NONE
  b)      Reports on 8K


                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CELTRON INTERNATIONAL, INC.


    Dated: May 20, 2004               By:  Allen Harington
                                           -------------------------
                                           Allen Harington President


    Dated: May 20, 2004              By:   Amanda Harington


                                            -----------------------
                                            Amanda Harington,
                                            Chief Financial Officer



                         CERTIFICATION PURSUANT TO
                              18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Celtron International, Inc. On Form 10QSB for the three months ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof, the undersigned certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

 1. The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

 2. The information contained in the report fairly presents, in all material respects, the financial condition and results of the Company.


  Dated: May 20, 2004             By: Allen Harrington
                                     --------------------------
                                      Allen Harrington
                                      Chief Executive Officer



  Dated: May 20, 2004             By: Amanda Harrington
                                      ------------------------
                                      Amanda Harrington,
                                      Treasurer

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

 3. Based on my knowledge, the financial statements, consolidated financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the quarter ending March 31, 2004, as presented in this report;

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

 Date: May 20, 2004


 Allen Harrington
 -----------------------
 Allen Harrington,
 Chief Executive Officer

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

 3. Based on my knowledge, the financial statements, consolidated financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the quarter ending March 31, 2004, as presented in this report;

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

 Date: May 20, 2004


 Amanda Harrington
 -----------------------
 Amanda Harrington,
 Chief Financial Officer