Form 10QSB/A
period 2004-03-31
CELTRON INTERNATIONAL INC
filed 2004-05-24
CIK 1084088

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

                                AMENDMENT NO. 1 TO

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


Transitional Small Business Disclosure Format (check one):   Yes   No X
                                                                     ---
                                                                        1


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

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES

FINANCIAL DATA SCHEDULE


                          CELTRON INTERNATIONAL, INC.
                   Index to Consolidated Financial Statements

Consolidated Balance Sheet at March 31, 2003 (Unaudited).................  3

Consolidated Statements of Operations for the three
 months ended March 31, 2003 and 2003 (Unaudited)........................  4

Consolidated Statements of Cash Flows for the three
 months ended March 31, 2003 and the year
 ended February 28, 2003 ................................................  5

Notes to Consolidated Financial Statements ..............................  6


                                                                        2
                          CELTRON INTERNATIONAL, INC.
                      Condensed Consolidated Balance Sheet
                           (Unaudited) March 31, 2004

Current assets:
  Cash and cash items                                           $  15,365
  Accounts and notes receivables                                  352,839
  Inventories (Note 3).....................................       176,745
  Other current assets ....................................        19,118
                                                                  -------
                Total current assets ......................       564,067

Property and equipment ....................................       128,161
  Intangible assets........................................       967,578
                                                                  -------
                                                              $ 1,659,806
                                                                =========
                      Liabilities and Shareholders' Deficit

Current liabilities:
  Accounts and notes payable ..............................     $ 963,733
  Other current liabilities ...............................        11,904
                                                                  -------
                Total current liabilities .................       975,637

 Long-term debt............................................       790,545
  Indebtedness to related parties..........................       183,140
                                                                  -------
                Total liabilities .........................     1,949,322
                                                                =========
Shareholders' deficit:
  Common stock.............................................        18,415
Additional paid-in capital ................................     6,679,961
Retained deficit ..........................................     6,987,892)
                                                                ----------
                 Total shareholder's deficit                     (289,516)
                                                                ----------
                                                                1,659,806
                                                                =========

      See accompanying notes to condensed consolidated financial statements

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
                                                      ==========    =======
      See accompanying notes to condensed consolidated financial statements

                          CELTRON INTERNATIONAL, INC.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                      Three Months Ended
                                                            March 31
                                                      -------------------
                                                        2004       2003
                                                      ----------  -------
                 Net cash used in
                  operating activities               $ (525,726)   $    -
                                                      ----------  -------

Cash flows from investing activities:

 Additions to property and equipment                    (74,162)        -
                                                      ----------  -------
                 Net cash used in
                  investing activities                  (74,162)        -
                                                      ----------  -------
Cash flows from financing activities:
 Proceeds from lines of credit, notes
  payable and current portion of long-term debt         583,741         -

                 Net change in cash
                  and cash equivalents                   16,147         -
                                                      ----------  -------
Cash and cash equivalents:
 Beginning of period                                     31,512         -
                                                      ----------  -------
End of period                                          $ 15,365    $    -
                                                      ========== ========
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
   Income taxes                                        $     -     $    -
                                                      ========== ========
   Interest                                            $     -     $    -
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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

Since inception, we have experienced losses. We have financed our operations primarily through the sale of our common stock or by loans from shareholders. The net loss for the three months ended March 31, 2004 was $541,263, compared to a net loss of $0 for the same period of 2003. Management attributes the increase in net loss to the acquisitions by its subsidiary and commencement of operations.

As of March 31, 2004, we had a working capital deficit of $411,570, compared to a working capital deficit of $414,124 at December 31, 2003.

Liquidity and Capital Resources

As of March 31, 2004, we had a working capital surplus. This must be read in conjunction with the notes to the financial statements of December 31, 2003, which reveal an unaudited working capital deficit for the period ended December 31, 2003.


Recent Developments

In the first quarter of 2004, the company's subsidiary, Orbtech Holdings, consummated its acquisitions of CJ Systems (Pty) Ltd. and Credit Pipe (Pty) Ltd.


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

                                           CELTRON INTERNATIONAL, INC.


    Dated: May 20, 2004               By:  Allen Harington
                                           -------------------------
                                           Allen Harington President


    Dated: May 20, 2004              By:   Amanda Harington


                                           -----------------------
                                           Amanda Harington,
                                           Chief Financial Officer


                                                                        8
                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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

                                                                        9

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

 Date: May 20, 2004


 Allen Harrington
 -----------------------
 Allen Harrington,
 Chief Executive Officer

                                                                         10
                                  CERTIFICATION
                             PURSUANT TO SECTION 302
                         OF THE SARBANES-OXLEY ACT OF 2002

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




















                                                                          11