Form 10KSB/A
period 2003-12-31
CELTRON INTERNATIONAL INC
filed 2004-05-26
CIK 1084088

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A

    AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 FOR THE
                      FISCAL YEAR ENDED DECEMBER 31, 2003



                          CELTRON INTERNATIONAL, INC.
                   ------------------------------------------
(Exact name of registrant as specified in its charter)



      Nevada                                         91-1903590
 ------------------                      ---------------------------------
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

The issuer's revenues for the Fiscal Year ended December 31, 2003 were $1,552,140. The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the issuer as of December 31, 2003, computed by reference to the market value of the registrant's common stock according to the over-the-counter bulletin board, administered by the NASD, was approximately $5,637,834.

As at December 31, 2003, there were 18,414,975 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one)  Yes       No  X
                                                              -----    -----


                               TABLE OF CONTENTS

PART I                                           PAGE
                                                ------

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


ITEM 1.  DESCRIPTION OF BUSINESS

IN GENERAL

Through our subsidiaries, we are in the business of:

Marketing vehicle locating and management systems, which, utilizing cellular, global positioning, and satellite technology, helps fleet owners manage their fleets of vehicles, and helps consumers to locate stolen vehicles and to track and remotely manage the movement of shipping containers.

- Mobile Technology and its applications in providing mobile technology solutions.

- Mobile e-commerce and cellular credit card and check payment systems

- Credit card payment terminals

ORGANIZATION

Celtron was incorporated in the State of Nevada on April 8, 1998. On or about June 20, 2001, we acquired the assets of Celtron International, Ltd., an Irish corporation, which included a majority interest in Orbtech Holdings, Ltd., and changed its business focus to that of providing vehicle tracking, management and recovery systems.

ORBTECH HOLDINGS, LTD.

Our primary operating subsidiary is Orbtech Holdings, Ltd., and its primary operating company is Orbtrac Tracking Systems Ltd., a South African technology company that develops, manufactures and sells cellular (GSM / GPRS) and satellite direct communication based, interactive, real-time vehicle tracking, management and recovery systems.


As of December 31, 2003, our Orbtech Holdings subsidiary had two operating subsidiaries, Orbtrac Tracking Systems, Ltd., (a United Kingdom company) of which we own approximately 51%, and Mine Worx International (Pty) Ltd, which is owned 100% by Orbtech. During 2003, Orbtech initiated the acquisition of two additional subsidiaries, Credit Pipe (Pty) Ltd. and CJ Systems (Pty) Ltd. Both of these acquisitions were consummated in the first quarter of 2004.

RECENT DEVELOPMENTS

CreditPipe Acquisition

On June 25, 2003, we entered into a letter of intent to acquire 100% of the outstanding shares of Tele Chain Ltd. ("Telly"), a privately held Irish company whose operations consist of the development of a java-based cellular telephone management system for data storage, outbound/inbound call blocking, call management and related services.

The acquisition was intended to integrate Telly's technology with our Mobile Communications Portal ("MCP") and position us as a Specialist Mobile Solutions Provider. However, the transaction broke down and was never consummated.

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

CJ Systems Acquisition

On December 1, 2003, Celtron's South African subsidiary, Orbtech Holdings, Ltd. signed an acquisition agreement to acquire CJ Systems (Pty) Ltd., a south African company, for $200,000 and 262,500 shares of our common stock. CJ systems is engaged in the business of maintaining credit card payment terminals.


DESCRIPTION OF BUSINESS

ORBTRAC TRACKING SYSTEMS, LTD. - SOUTH AFRICAN OPERATIONS

Orbtrac is licensed to manufacture and distribute products to commercial and passenger vehicle markets in Southern (Sub Sahara) Africa. Orbtrac also offers Direct Satellite based vehicle tracking and monitoring services for commercial fleets operating anywhere in Africa.

Orbtrac offers an interactive solution to the total vehicle market, ranging from the heavy commercial fleet based sector, the light commercial fleet sector and the passenger vehicle sector. Orbtrac's products were officially launched in November 2000. Taking all the factors relating to the introduction of a new product into consideration, Orbtrac anticipated low entry levels for the first months.

Odyssey - Systems and Solutions Development

Odyssey is Orbtrac's Systems and Solutions Development division. Our collective subscription base is electronically managed by Odyssey from a central operations and database management platform, thereby enhancing the management functionality of the Company.

All resources are in house, and based on purpose designed applications to manage vehicle tracking, geographically electronic map sets, operations controls, and reporting infrastructure. These applications can easily be replicated anywhere internationally. Maintenance of and training for usage is available and sourced from current resources.

All subscriptions are billed, and managed for payments and collections, and the subscriber database is kept current.


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

For this reason, the operations center is manned 24 hours a day, 7 days a week,365 days of the year. Not only does the operations center react on alarms, but also down loads the information gathered on the onboard system on a 24-hour basis.

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

   - GSM Cellular High Speed Data, SMS and GPRS National Network with international roaming facilities.

   - Inmarsat Commercial Satellite- Australian Commercial Satellite by Contractual agreement to Startrack, Orbtrac's Supplier for TransTrack products.

TransTrack Satellite Tracking and Monitoring

Orbtrac Tracking Systems is a Sub-Saharan Service Provider for TransTrack. TransTrack provides an all-weather, round-the-clock, two-way communications system that uses state of the art technologies, including satellite and wireless communications to allow clients to track, manage and control remote assets, both fixed and mobile, and to monitor and control conditions, all in
near-real time.   This system is fully operational in North America, Australia,
Europe, soon to be in Asia and now Africa, and provides three main services:
TransTrack, EnviroTrack and MarineTrack. TransTrack is the selected focus for Orbtrac's Sub-Saharan Africa marketing and sales launch.


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

ORBTRAC'S INDUSTRY

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

In addition to the consumer market, the commercial vehicle market is adopting technology to improve operational efficiencies, relationships with customers and drivers, safety levels and asset management solutions. The commercial market includes trucking, construction, mining, distribution, utilities, government and mass transit vehicles, emergency services, hazardous materials, private fleets and others.

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

Vehicle Crime Statistics-South Africa

   In excess of 35 vehicles per day are hi-jacked.
   An estimated 280 vehicles per day are stolen.
   33% of newly registered vehicles are stolen.
   The cost to the SA economy equates to around R3.5 Billion per annum, (US$ 299 Million pa).
   "Out of pocket" losses to vehicle owners equate to around R1.1 million per day, (US $94,000 per day).

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

Sources: South African Police Service (SAP) 1999/2000.

   Vehicle Abuse Results

   Mechanical Failure
   High Accident Rate
   Excessive Fuel Costs
   Excessive Maintenance Costs
   Excessive Wear and Tear
   Excessive Operating Costs (Overtime, Traffic Violation Fines, etc.) Illegal use of Vehicles
   Environmental Damage

The Solutions available:

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


ORBTAC MARKET AND MARKETING

Market Research and Analysis
----------------------------

The company has identified the following groups as potential customers of Orbtrac's tracking technology:

   - Vehicle Fleet Owners - Commercial Companies, Rental Agencies, Security Companies, National and Regional Government, Police, Military Defense Forces.
   - Transport Fleet Owners- Commercial Trucking and Logistics.

   - Individual Vehicle owners- High Quality vehicles and Sports Utility
     Vehicles

   - Individual Vehicle owners- Medium and High Quality vehicles and Light Delivery Vehicles

Market size and trends - Vehicles

In 1999/2000 the total vehicle market comprised around 8.1 Million vehicles in several categories.

   Passenger vehicles-                       5,840,587
   Light commercial (2,250-3,500kg)          1,215,571
   Light commercial (less than 2,250 kg)       777,257
   Commercial (Above 3,500 kg)                 294,971
                                               ---------
Total Market in 1999/ 2000                   8,128,386 vehicles

Market size and trends - Tracking Products

The approximate numbers of Reaction and Recovery systems versus Vehicle tracking and management is given below.

   Reaction and Recovery systems-        350,000 vehicles
   Tracking and Management systems-      105,000 vehicles

Sources: Current market research Auto Magazine.


Market Analysis
---------------
The Vehicle Management and Tracking System applications can be divided into different categories. The different market segments are:

      Privately owned vehicles
      Fleet owned sedan vehicles
      Fleet owned commercial light delivery vehicles
      Fleet owned commercial medium delivery vehicles
      Fleet owned commercial heavy delivery vehicles
      Fleet owned heavy duty or long-haul type

The applications of tracking systems could be categorized as follows:

- Reactory/Recovery - i.e. system needs to be activated by owner or reaction force controller prior to "reaction-force" mobilizing;
- Preventative - system has "self-alarm" capabilities in event of emergency
- Managerial -vehicle management controlled remotely

The method of data communications varies on the systems and could be grouped as follows:

      VHF Radio pad
      Radio Trunking
      Cellular SMS
      Cellular DATA

Consolidated Market Overview
----------------------------
General Market - This market is the general passenger vehicle market, which is already saturated with competitors. It features lower prices, low profits, intense competition, and high marketing costs. This is seen as a competitive market with high marketing costs, requiring high volume sales and a large investment, and we have decided to leave this market to our competitors.

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


Marketing Plan
--------------
Currently the market distribution is shared by a variety of operators. When considering that the market segment Orbtrac will enter accommodates millions of vehicles, and is shared by only a few true competitors, the 2.5% market share Orbrac envisages capturing should have little resistance. The companies that operate systems similar to that of Orbtrac are primarily technology bound, mainly due to their methodology of operation.

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

Test Marketing
--------------
During the fiscal year, we implemented a test program with Daimler Chrysler (South Africa) for the integration of our system into the onboard computer systems of trucks and passenger vehicles. Essentially this integration will have the effect that a company such as Daimler will have remote, online diagnostic access to the operating parameters of a vehicle in question, with the advantage of having instantaneous advance warning of possible mechanical failure.


PUBLIC RELATIONS AND ADVERTISING

Public Relations
----------------
Orbtrac plans to launch a public relations campaign that will include:

    - Reassurance to existing customers
    - Attract new clients (Target of 92 000 units over 48 months)
    - Educate the Corporate, Business, and general public
    - Promote the world class technology of real time control
    - Incorporate Public Relations into overall marketing strategy

Public relations campaign objectives:

    - To launch Orbtrac as a conceptual market leader
    - To heighten Orbtrac's position in the fleet management and vehicle tracking industries
    - To position the company as thought leaders in security and loss avoidance
    - Highlight Orbtrac's unique selling points
    - To position the company as technology leaders
    - To introduce the concept of private on-line tracking by vehicle owners
    - Issues based media campaign
    - Product based media campaign
    - Tailored messages would be utilized for specific target markets
    - Product names must be top of mind in purchasing decision-maker

Advertising and Direct Marketing
--------------------------------
We intend to conduct a direct marketing campaign, by a combination of telephone and direct mail, to the following potential customers:

    Fleet Owners/Managers
    Large Corporates
    Media selection

Advertising is proposed for a range of automobile, transportation and logistics trade magazines that focus on the core market of potential customers. Advertising is also proposed for niche newspaper sections that appeal to vehicle sellers, purchasers and enthusiasts.


ORBTECH PRODUCTS

Tracking Technology
-------------------
Celtron's platform technology is a flexible, mobile-cellular data commun-ications device, coupled with a proprietary software system and integrated management services for the system. This technology is currently being integrated with GPS and applied in a sophisticated automated vehicle tracking, management and recovery system offering a flexible, interactive solution to the total vehicle market, ranging from heavy commercial fleet based vehicles, light commercial vehicles, to passenger vehicles.

The suite of vehicle tracking products and services, consisting of the "Buddi-Track," "Mobi-Track" and the software management system, "Travel Partner," were initially licensed and announced in South Africa during the year 2000 and successfully launched during February, 2001. This market was specifically targeted as a trial run for the product and services suite, due to its extremely high rate of vehicle theft and hijacking.

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

Buddi Track
-----------
Buddi Track is the company's licensed vehicle recovery system, currently deployed in South Africa. The Buddi Track system uses state-of-the-art satellite based Global Positioning System for positional information and the GSM cellular network as its communications platform. The Buddi Track unit is hidden in each vehicle in a unique area. When a vehicle is reported stolen, our operations center locates the vehicle within 30 seconds, and its location is displayed on geographically correct maps every 3-5 seconds, which shows the time, date, position and speed of the vehicle, allowing authorities to recover the vehicle from its exact location. The company is interested in expanding its base beyond that of South Africa, and recently entered into a service agreement to use the Star Track satellite communications system to enable it to track vehicles throughout the continent of Africa.

Mobi Track
----------
The Mobi Track system uses the same technology as the Buddi Track system, to allow fleet owners to track vehicles in the event of emergencies, or any time tracking is needed. It also allows the fleet owners or managers to track their entire fleets on an office personal computer. The Buddi Track systems provides:

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

GPRS Product Improvements
-------------------------
In the first quarter of 2003, we completed development of our third generation General Packet Radio Services (GPRS) based system and have begun production for delivery. Vehicle tracking systems were significantly upgraded to include telematics, which combine wireless telecommunications and information technology to bring key information to consumers.

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

Aviation Tracking Technology
----------------------------
Orbtech Holdings Limited has purchased the technology charter and provisional patents for a technology that allows for the low-cost tracking of air traffic at smaller airports where the cost of radar systems is not viable.
This technology is believed to provide an air traffic controller with an additional aid for traffic management in and around a controlled airspace. The system provides the air traffic controller with high definition, detailed graphical information, in various view options, of aircraft and their positions in the area.

The system is based on Global Positioning System (GPS) information, collected by the aircraft's onboard navigation systems, that is communicated via standard airband radios, utilizing a specially designed digital interface to display the information on a base station PC-based application or user interface. It is designed to minimize the safety risks associated with uncontrolled and unmonitored flights in the informal flying sector that includes private aircraft, micro-lights and Para-gliders. If a pilot should go down at any time, the immediate positional information would be available to emergency search and rescue teams as well as medical facilities in the immediate vicinity. Each aircraft is graphically displayed at its true position, together with its registration, type, altitude, distance from the air traffic controller or base station and ground speed. Additionally, the air traffic controller or operator will be informed of possible collisions and close separation distances. The system also automatically logs aircraft arrivals and departures and records all voice communication in a relational database. Mine Worx International, a wholly owned subsidiary of Orbtech Holdings Limited, has developed and distributes a Web-based application called Student File that manages the registration, logging and tracking of student pilots, training aircraft, medical requirements and validations of instructors and other information. Both of these solutions are suited for pilot training centers where an operator can manage and validate not only who is flying which aircraft, but also actually monitor and track the aircraft being utilized in a real-time environment.

Although the technology development is completed, the product range still needs to be commercialized before it can be marketed to the industry. It is anticipated that this will be concluded by the first quarter of 2004.


                                 ORBTECH PATENTS

The Company relies primarily on a combination of trademark, copyright, and trade secret laws, employee and third-party non disclosure agreements and other methods to protect its proprietary rights. It has no patents on its technology.


                              GOVERNMENT REGULATION

Governmental regulation has little or negligible effect on Orbtrac's business.


                                   COMPETITION

Orbtrac competes with other companies which have greater financial resources and whose names are more familiar to the public. Most of our competitors currently use only cellular technology, as opposed to a global positioning
(GPS) system. The company competes in South Africa with such companies as "Tracker" and "Track Ton." It will compete in the United States with the tracking system most widely used, "LoJack."


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

                        BUSINESS ORGANIZATION OF MINE WORX

Mine Worx International (Pty) Ltd was established in October 2000 to take advantage of the growing trend in Mobile Technology and its application in enabling businesses and business optimization. Mine Worx is being positioned as a Mobile Technology Solution Provider.


                         MINE WORX PRODUCTS AND SERVICES

Product Overview
----------------
Mine Worx International (Pty) Ltd is positioning itself to be a thought leader in Mobile Technology in Africa. Mine Worx defines "mobile" to be everything that is accessed via technology that is not on a desktop computer or mainframe terminal. This definition would include Internet browsing. Mine Worx currently has two product offerings, that are built from existing technology, and work with our proprietary software. These are vehicle-mounted Mobile Data Terminals, or MDT's, and personally carried, Personal Mobile Data Terminals, or P-MDT's. Mine Worx has implemented its technology in the harsh environments of its mining customers in South Africa, but management believes that any company in any environment with a mobile work force can benefit from our products and services.

To support our mobile technology solution approach Mine Worx also offers integration and development services. These have proved exceptionally successful and we currently have 3 long-term development contracts underway.

Mine Worx develops all Mobile solutions according to Customer Specific requirements. Each solution therefore is costed after detailed system specifications are provided. Mine WorX provides a fixed cost per development. Being a custom built solution, Mine WorX negates the necessity of most licensing requirements. Mine Worx has undertaken MDT development and integration into Eskom's Maximo and Smallworld systems with Emcom and Coltron in the Cape. Mine WorX currently supports the system and is currently busy with further development on the system.

Mobile Data Terminals (MDT)
---------------------------
The Mobile Data Terminal facility gives an opportunity to improve the utilization of field workers. Implementing such a solution will bring a number of benefits, including:

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

Each activity can be automatically time-stamped for improved customer enquiry information and internal administration

Vehicle Mount Technology
------------------------
The MDT's that MineWorx develops are based on existing technology.

Where an existing hardware solution is not available MineWorx would develop the hardware. The base of the unit would be either a Palm OS or a Windows CE platform, i.e. we would use a Handspring Visor (Palm OS) platform and add a GSM, GPS and RF module or use an Amigo PD 600-C (Pocket PC) platform and add the GSM, GPS and RF modules.


Personal Mobile Data Terminals (P-DMT)
--------------------------------------
The Personal Mobile Data Terminal (P-MDT) facility gives an opportunity to improve the utilization of field workers. Implementing such a will bring a number of benefits, including:

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

Middle Ware
-----------
Mine Worx has strong Middle Ware and application integration skills. This has been one of the critical success factors for stable solution development and a competitive advantage for Mine Worx. Oracle 6i, Microsoft.NET, VB, ASP, C, C++ and SQL are Mine Worx's primary development and integration skills. MineWorx has integrated solutions in to Maximo, Smallworld, SAP, Oracle and other applications.


                                MINE WORX' MARKET

The Information Technology market is rapidly moving towards mobile technology as the capability of the Internet and other systems increase and business realizes the power of mobile information access. Our customers are also gearing up for mobile and self-service application access and Mine Worx is able to offer them the solution that they are looking for.

The mobile application market is also growing rapidly as new mobile devices are being introduced that allow for new solutions. The market is still in its infancy and is estimated to grow at approximately 500% per annum from a current base of $ 500 million globally.


                                     PATENTS

Mine Worx holds no patents for its products. It relies on the preservation of its trade secrets to protect its technology.


                                   COMPETITION

Mine Worx has not identified any specific companies who compete against it in the realm of providing mobile information technology to employee work forces in harsh environments.


                              CREDIT PIPE (PTY) LTD.

Our most recent acquisition, launched in 2003, and which was finally consummated in March 2004, is CreditPipe, an IT company providing internet, mobile commerce, e-commerce services and web development services to South Africa with an expansion path into the U.K. and U.S. markets. CreditPipe's services cover two key areas:

Cellular-based services
-----------------------
  - Mobile commerce solution enabling merchants to process credit card and check payments by cellular phone (CreditMobile)

  - Bulk short messaging services

  - Custom tailored mobile solutions software development


Web Services
------------
Full function e-commerce websites, which are pre-designed and coded, "ready made" websites, that a client only need supply with content, which are marketed under the trade names, "MySS"- "My Superstore" and "CATS"- "Catalog Store"

  - Internet access and hosting services

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


Products and Services
---------------------
MobileCredit

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

CreditNet
---------
Creditnet is the online credit card processing engine provided by Creditpipe to its client base. A client can process credit card transactions, guarantee checks and manage their merchant account and additional terminals, which are additional mobile telephones or an "account" authorized to process credit card transactions.

Creditpipe Payment Gateway and shopping cart
--------------------------------------------
The Payment Gateway and Shopping Cart are online facilities which allow existing website owners to process credit card transactions. The model provides for sites with HTML only interfaces to ASP (Active Server Pages) based SSL encrypted secure sites.

Check Guarantee Services in partnership with CGS
------------------------------------------------
As a result of Creditpipe's relationship with CGS, Creditpipe is able to offer its user base check guarantee services. A client captures a presented check's details via one of the aforementioned interfaces and the transaction is switched to the check guarantee company, Check Guarantee Services (Pty.), Ltd.
(CGS). CGS screens the transaction details and decides whether to guarantee the face value of the check or to decline the check, in the event of the check being dishonored by the bank.


Verified by Visa and Mastercard Securecode
------------------------------------------
As a result of changes in the acquiring rules, Creditpipe has begun the process of implementing the Verified by Visa and Mastercard Securecode protocols into the processing procedure.

Key Personnel of CreditPipe
---------------------------
Neil Davis, a founder of CreditPipe, has served as Director and Chief Technical Officer since inception. He is the designer of the product concepts, MySS and Mobilecredit. From 1999 through 2001, Mr. Davis was employed by IQ Business Group, where he headed "Webcommerce," IQ's ISP and hosting arm of its "IQ Works" subsidiary. From 1995 through 1999, he served as the support manager for Interdoc and Medinet, medical software development companies. From 1991 through 1994, Mr. Davis worked for Telkom, where he was trained on transmission, communication and carrier systems, including microwave and satellite systems.

Brandon Sandiford is a founder of CreditPipe, and has served as Managing Director since its inception, with a special focus on sales and marketing. Since June 2001 Mr. Sandiford has been responsible for the development, coordination of new business strategies. From 1995 to 2000, he was employed by the Bryan Hatting Group, serving as Quality Resources and Sales Engineer, and then as Director. Mr. Sandiford received a Bachelor of Commerce Degree from Unisa, 1995.

                              CJ SYSTEMS (PTY) LTD.

On December 1, 2003, Celtron's South African subsidiary, Orbtech Holdings Limited, signed an agreement to acquire 100% of the outstanding common stock of CJ Systems (Pty.) Ltd. The acquisition closed on January 15, 2004.

C.J. (Cybernet Jade) Systems is a development stage South African company formed in 2003, formed to undertake the role of exclusive distributor in South Africa for the Jade range of card payment terminals from the Korean company Cybernet.

The attraction of the Jade range to C.J. Systems founders was initially the fact that they were one of only two companies that had a terminal branded by Visa. It was very quickly discovered that the full range of mobile, desktop and PIN pad units also had an attractive GPRS mobile device.

C.J. Systems' management accepted that even with an attractive product, the major four acquiring banks would be unlikely to purchase units from a start-up operation, especially since all of them had already established terminal suppliers. Management did understand that there are still several major retailers in South Africa yet to purchase their EMV terminals, and that the mobile terminal market was likely to grow dramatically as GPRS networks became available.

Jade terminal connectivity is available for links to retail switches. The leading switches in South Africa are Traderoot, Nomad, Postilion and Base-24. The Traderoot and Postilion applications have been written on Jade in South Africa, and Base-24 is available from Cybernet. Other major switches utilise the ISO 8583 messaging standard, and this option is also available from Cybernet.

CJ Systems has targeted the Traderoot users and have sold SDKs and development terminals to both Traderoot centrally and Unisys, their partner in Betterview - a company formed to target the T & E market segment. C.J.S also hold an MOU with ViaNova, a Cape-based Traderoot partner. SDKs and terminals have also been purchased by Talkwyz - a supplier of pre-paid applications - and JadeCo, a Cape-based company selling various applications and intending to work closely with both Talkwyz and Vianova.

Many established terminal suppliers still support an 8-bit architecture allowing them to support their legacy applications from as early as 12 years ago. It is becoming apparent that EMV performance on the 32-bit Jade range will save perhaps 5 seconds per transaction once smartcards are introduced in South Africa in 2005. At this time, management believes we will be established and positioned to address this major terminal replacement market within the acquiring bank sector.


Strategy
--------
The South African Card Payment Terminal market was established by FNB with Speedpoint terminals from the South African company, Natech. From 1987, FNB installed over 20,000 terminals and dominated the market. Standard followed closely with Verifone terminals followed closely by Nedbank with Monetel. ABSA were last into the market and purchased 19,000 Schlumberger terminals on one order in 1994 in an effort catch up.

The business has evolved with terminals requiring good communications to allow calls to be made to authorize the transaction at the card center. Telkom SA was not able to support the demand for quality, faster connectivity, and Fastnet took a major initiative by introducing the Fastnet RadioPad as used in the UK. This enabled the slower terminal (with maybe 1200 baud modems) to establish a radiolink through its serial port, and complete an authorization in maybe 5 seconds that had taken 20 seconds on a dial-up line.

With the proliferation of magstripe card and card payment terminals, fraud grew dramatically as gangs discover how to copy (skim) card details from a valid card and pass those details for their production colleagues to write those same details to blank magstripe cards. France introduced chipcards in the late 1980 and were able to reduce card fraud to less then .01% in value of overall transactions. This was less than 10% of the rates in the UK, and in fact no fraud at all has ever been discover on French chipcards - all the fraud in France has been with magstripe cards brought in by foreigners. In 1993, Visa, Mastercard and Europay formed the EMV forum and planned the introduction of chipcards worldwide to sets of EMV standards. South African Fraud has been approximately R100 M per year, and the banks decided to adopt EMV card and terminal standards by 1st January 2005. On this date, any retailer not running a card payment terminal certified to EMV level 2 will be liable for all fraud at his site.

To encourage banks to move towards EMV, Visa subsidized terminal purchases for their member banks. This practice was stopped in 2002 when Visa negotiated a $230 price for an EMV level 2 terminal with Cybernet and one other terminal supplier.

The Jade range can support multi-applications alongside credit/debit and with the 32 bit architecture can offer access to more sophisticated Internet services through TCP/IP capabilities. C.J.S. already has several major developments being undertaken to support varied retail initiatives in a wide variety of market segments. By the middle of 2004, Jade terminals should be able to support connections to all 4 major acquirers through both Traderoot and Postilion servers, as well as links to ASP servers supporting applications including TradeRef, GSM prepaid top-ups, third party payments, pre-paid telkom, pre-paid electricity, and pre-paid water, all running on terminals certified to EMV level 2.

Management identified at the outset that the company could not support turnkey developments for a range of new customers. Since the Cybernet C SDK is free-of-charge, C.J. Systems has encouraged prospects to purchase their own development terminals and have supplied the SDKs with training to support their work. Today there are six separate development teams working on Jade applications. While some of the teams might eventually market competitive products, we see companies positioning themselves as ASP (Application Service Providers) to each other to offer a basket of applications to retailers to complement and supplement the credit/debit card application offered by the acquiring banks.



Products and Services
---------------------

C.J. Systems distributes and supports the latest Jade range of card payment terminals that include GPRS Mobile, Desktop and PED devices. The JadeAire GPRS device will be able to support a full spectrum of mobile applications and can connect peripherals such as hand-scanners. The unit can be supported with connection to a cigar lighter point in a truck and can provide full voice GSM capabilities with a hands-free earpiece.

The JadeBreakthrough and JadeAdvantage are identical units except the JadeBT is branded by Visa and is sold at a fixed price of US$ 230 for any volume. The JadeStar has the same functionality as the JadeBT/Advantage products but is configured as a user keyboard/screen handset housed on a cradle that incorporates the thermal printer and modem. The handset is cable-connected to the cradle and enables the merchant to input transaction data before handing the PED to the customer.


The JadeStar handset is a PED, and supports a serial connection for linking to ECR/POS devices. This unit will be used in multilane and forecourt environments.

None of the above units can be drop-shipped without application development. Eventually C.J. Systems will be able to offer customers a choice of server connectivity, bank applications, security encryption, Internet access and links to other ASPs providing retail applications such as GSM top-up vouchers, Loyalty, Pre-paid Electricity and third party payments.

Already we can support server connections in South African to Postilion and Traderoot hosts, and Cybernet can provide us with proven interfaces for ISO 8583, APACS or Base-24 hosts. Credit and debit bank applications on Postilion and Traderoot will need to be enhanced with Cybernet certified EMV routines to support smartcards.

Retail applications already under development include pre-paid Electricity, GSM and Telkom, as well as Traderef and a tourism reservation system. C.J. S is confident that all the mobile WASP applications will be able to be run on Jade terminals provided GPRS connectivity is configured. This will facilitate provision of exchange rates, weather, news clips, and SAA aircraft landing details.

A distributor of card payment terminals would expect to make 100 units of profit on the initial hardware sales, and over the five years life of the terminal another 150 units of profit on services. These services would include help desk, fetch and carry of new/faulty devices, replacement of faulty modules, and packaging of repaired units into new boxes. Services can also be extended to provision of software distribution to terminals by offering the TMS (Terminal Management System) server as a bureau operation.

C.J. Systems would not plan to provide turnkey applications for customers, but needs to retain resources capable of supporting customers in the following areas:

- Training and implementation of the Cybernet C SDK.

- Training and implementation of the Terminal Management System (TMS).

- Knowledge of Card Payment solutions.

- Project management skills and general card payment terminal knowledge.

- Ability to implement encryption and trusted center programs.

- Ability to understand EMV and incorporate routines provided by Cybernet into core SA banking products.

Employees

C.J. Systems currently has three employees, a sales manager, his P.A. and a Technical Manager. This team will need to expand as the business grows with dedicated project management staff handling customer terminal roll-out programs, EMV implementations and development support.

The Industry

The card payment terminal industry in South Africa has been established for some 15 years. SA is as advanced as any other country, and will implement EMV in 2005 ahead of many other major markets including the USA.

SA has an established Telkom and GSM network infrastructure, and with GPRS capabilities being offered alongside new satellite links, terminals have the full spectrum of connectivity options. All the world major terminal manufacturers are represented including

  Terminal               Distributor            Customers
-------------          ---------------      -------------------
Hypercom                 Grintek              FNB, Radiospoor,
Ingenico                 GPS                  FNB, Standard
Verifone                 Prism                Edgars, P&Pay, Nedbank
Ascom/Monetel            Applitec             Nedbank
Schlumberger             Altech Smartcard     FNB, BoE, ABSA
Dione                    CSC                  Standard

For the first 10 years, the banks purchased terminals and supplied them to merchants. The only application needed was credit card processing and the basic machines were only able to support this one application. Gradually more sophisticated units were introduced in the late 1990s that could securely support PIN - entry so that debit cards could be used alongside credit. As terminals were introduced in 2000 to support full EMV functionality, units were designed to support multiple applications. A basic card application would fit into a 256kb terminal in 1995, while today, that application will co-reside with debit and EMV applications as well as maybe loyalty and third party payments.

Acquiring banks are primarily interested in taking credit and debit transactions. While it may be feasible to introduce loyalty or EVD to the terminal, they do not want to support these periphery operations, and instead concentrate on their debit/credit applications, and more recently the move to EMV functionality.

Retailers have requested end-of-day reconciliation with cash and cheque takings, but banks have been unable or reluctant to widen the functionality of their solutions. Retailers have introduced their own servers capable of supporting their extended functionality. These servers have been introduced at individual stores by P&Pay, Edgars, Shoprite, Woolworths etc, and have been offered as servers to the wider retail community by switch companies such as TSS, AST, Direct Tranzact, and ViaNova. These switches can offer proven links to the banks for card payment transactions, and also provide applications such as GSM top-up vouchers, bill payments, loyalty or pre-paid electricity.


Card Payment Terminals
----------------------
While there might be 50 manufacturers of terminals around the world, only the top 10 manufacture more than 100,000 terminals per year. Ingenico, Hypercom and Verifone all manufacture more than 1 million per year, while the next 7 including Cybernet manufacture between 200,000 and 300,000. All these major players provide full EMV software and hardware solutions. France is the only country where terminals can be purchased at electrical retailers. The merchant then rings one of 7 banks and asks to be connected to their merchant services. All terminal applications are identical, and all the various terminal sold in the shops have identical, certified solutions. All the interfaces of the South African acquiring banks are different, as are the various retail switches currently being operated.


Statistics by Geographic sources - South Africa and Africa
----------------------------------------------------------
There is no formal source of terminal statistics for South Africa. Many Banks buy units and will only have maybe 80% of them installed at merchants. Others will be stock units, units in the repair loop, or obsolete units held for emergencies. Each of the 4 major acquirers admit to supporting approximately 30,000 terminals each. Major retailers including Woolworths, P& Pay, Edgars, Shoprite etc all purchase their own terminals, and with the 7 MOCs buying their own terminals for their 5009 forecourts up to 60,000 terminals are owned by merchants.

All the terminal suppliers in South Africa provide debit/credit/EMV applications. Some offer pre-paid applications for GSM top-up, Electricity, Telkom or Water, others offer third party payment applications, and some offer ATM emulation programs.

The ability to offer the above-mentioned applications on a mobile terminal is proving to be the next major opportunity in South Africa. Many of the townships do not have Telkom lines, yet black residents now are able to use their ATM cards as debit cards and are able to pay for the services sold on mobile card payment terminals. The GPRS solution platform could easily open up a new mobile market for 30,000 new terminals each year.

Most of the above-mentioned solutions will be delivered through independent switches such as Postilion or Traderoot, and this is why C.J. Systems have concentrated on providing interfaces to switches rather than direct to the Banks.

Card terminal solutions can be supplied to a wide spectrum of Financial, retail, government and independent users, and can be summarized as:

- Vehicle Fleet - for POD and payment solutions.

- Switch operators to supply on to their retail merchants.

- M-commerce service providers

- MOCs to supply their forecourts and C stores

- The 4 major acquiring banks.

- Government for Pension and benefits payments

- Large retailers

Market size and trends - terminals
-----------------------------------
The South African marketplace today supports approximately 180,000 terminals. With the terminals dropping in price, and increasing in functionality, banks and other major users will exchange terminal every 5 years rather than every 7 as they did in the 1990s. The replacement market of 45,000 terminals per year will supplemented with natural growth of maybe 5000 terminals per year. The real growth will be in the Mobile terminal market where 30,000 terminals per year could be introduced now that we have a stable GPRS network to support the devices. Profits in excess of R100 Million will be generated in SA in 2004 by the sale of card payment terminals and associated services.


Market size and trends - services and support
---------------------------------------------
This market can be split into software and maintenance services. Cybernet provide SDK and TMS software free-of-charge. The EMV certified applications are also without charge. C.J.S plans to offer a bundled applications support package - in the case of a Traderoot customer this might be a 5-year contract to maintain and upgrade the core TMI application, to provide ongoing EMV upgrades and to support TMS and the SDK programs.

The above could be offered in conjunction with the a hardware maintenance package through Unisys. Support services per terminal could be R40 per month with a profitability of at least 25%. Support services can only be targeted at the C.J. Systems installed base. With a base of 10,000 terminals, in excess of R1,25 M per year net profit could be generated.


Competition
-----------
C. J. Systems competes with other companies who have greater experience and financial resources than us.

Management
----------
John Richard Aldridge is our Managing Director, since our inception. In 1999, he worked for Hypercom as manager for their African Distributors with responsibility to appoint and support companies to distribute Hypercom card payment solutions. Grintek were established in South Africa and Fintech (out of Kenya) were responsible for the rest of sub-saharan Africa. Hypercom wanted John to transfer to London in 2001, but this coincided with John taking an independent patent out on a magnetic card fraud prevention scheme. Although Nedbank helped finance the patent work, and all South African card issuing banks were very positive, the idea was not adopted because major investments had already been made to reduce fraud, and with EMV cards due to further eliminate fraud, the idea was shelved.

From March 2002, Mr. Aldridge worked for Fintech, the Hypercom distributor, and helped market card payment and other banking solutions into various African countries including Kenya, Uganda, Zambia, Zimbabwe, Nigeria, Swaziland and Angola. John left Fintech at the end of June 2003 and set up C.J. Systems to distribute Cybernet terminals. John had been approached by Visa when they branded the Cybernet Breakthrough terminal, and knowing the Cybernet Europe Team as ex-Hypercom colleagues he took the opportunity to take the exclusive distributorship.

Mr. Aldridge has presented numerous papers at Cards Africa and Smart Card Forums on a variety of subjects including card fraud, smart cards, trends in terminals and Internet applications.

Tony Urban has been our Technical Support Manager since our inception. He has 25 years experience in troubleshooting and creating a variety of software systems.

He is widely known by all the card issuers and acquirers, and was asked to accompany Philip Tromp, GM of the Reserve Bank, and David Mitchel, Deputy GM, to Europe to review French and UK smart card solutions. David is now GM at the Reserve Bank, and keeps in touch with John on e-purse initiatives. Through the Reserve Bank, Mr. Aldridge has also been invited to attend SADEC financial conferences.

Tony Urban has been our Technical Support Manager since our inception. He has 25 years experience in troubleshooting and creating a variety of software systems.

In 2000 Mr. Urban was trained by Grintek to work on their Hypercom projects, and used his embedded C skills on various applications for Grintek and subsequently Fintech in Zimbabwe. Tony implemented Termapp on Hypercom for the Postilion connection at CABS in Harare as well developing a teller application for Century Bank that included ATM emulation.

Mr. Urban brought in all of our development software and compilers before testing and distributing with SDKs. He has developed three library routines to enhance and complement the core Cybernet API. These libraries are:

- File Systems - to facilitate developers to utilize spare memory as "hard disk".

- DataBase System - to facilitate developers supporting standard database structures.

- Command Prompt Operating System - to help developers with terminal configuration, debugging and testing.

Tony has developed the Traderoot Merchant Interface on the JadeAire that will allow Traderoot users to link any of the Jade Range to their host servers.


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


PART II
----------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock has been quoted on the over-the-counter bulletin board under the symbol "EVEC" from June 7, 2000 through the first quarter of 2002. It has been quoted under the trading symbol "CLTR" since the second quarter of 2002. The high and low sale prices of our common stock were $2.20 and $.04, respectively, during fiscal year 2003. Celtron considers its Common stock to be thinly traded and that any reported bid or sale prices may not be a true market-based valuation of the Common Stock. As of December 31, 2002, there were 157 record holders of Celtron Common Stock.

The following table sets forth the range of high and low sales information for each full quarterly period of the last two fiscal years:


       Period Reported                  High Bid               Low Bid
 -------------------------------        --------               -------
Quarter ended March 31, 2002            .21                     .08
Quarter ended June 30, 2002             .50                     .08
Quarter ended September 30, 2002        .37                     .03
Quarter ended December 31, 2002         .06                     .03
Quarter ended March 31, 2003            .40                     .04
Quarter ended June 30, 2003             .90                     .20
Quarter ended September 30, 2003       2.10                     .57
Quarter ended December 31, 2003        1.27                     .56


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

                       EQUITY COMPENSATION PLAN INFORMATION

In June 2003, the board of directors of the Company approved the Employee/Consultant Stock Compensation Plan (the "Plan"). The Plan was not submitted to shareholders of the Company for approval. The purpose of the Plan is to further the growth of Celtron by allowing the Company to compensate employees and consultants who have provided bona fide services to the Company, though the award of common stock of the Company. The maximum number of shares of common stock that may be issued under the Plan is 1,500,000.

The board of directors is responsible for the administration of the Plan and has full authority to grant awards under the Plan. Awards may take the form of stock grants, options or warrants to purchase common stock. The board of directors has the authority to determine; (a) the employees and consultants that will receive awards under the Plan, (b) the number of shares, options or warrants to be granted to each employee or consultant, (c) the exercise price, term and vesting periods, if any, in connection with an option grant, and (d) the purchase price and vesting period, if any, in connection with the granting of a warrant to purchase shares of common stock of the Company.

On June 11, 2003, the Company filed a Form S-8 with the Securities and Exchange Commission which covered the issuance of up to 1,5000,000 shares of common stock under the Plan. As of December 31, 2003, the Company had issued all 1,500,000 shares under the Plan. These shares were issued to consultants for services rendered to the Company during 2003.

The following table summarizes the Company's equity compensation plan information as of December 31, 2003.


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

- On June 5, 2003, as amended on June 11, 2003, we filed a Registration Statement on Form S-8, registering the issuance of 1,500,000 shares of common stock for our employees and consultants under our
Year 2003 Employee Consultant Stock Option Plan. To date, all 1,500,000 shares have been issued.

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


ITEM 6.   MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Results of Operations

Since inception, we have had limited revenues and have experienced losses. We have financed our operations primarily through the sale of our common stock or by loans from shareholders. The net loss for the ten months ended December 31, 2003 was $3,253,204, compared to a net loss of $487,122 for the year ended February 28, 2003. Management attributes the increase in net loss primarily to the taking of expenses for stock based compensation, as well as increased expenses in product development and our acquisitions.

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

Plan of Operations
------------------
Celtron plans to use its South African operation as a working business model for expansion, initially into the United Kingdom and Europe, and eventually, the United States as well. Each geographical area will be served by a separate SBU, or strategic business unit, modeled after the South African SBU.

Opportunities
-------------
We plan to begin our expansion with the launching of separate SBU's in the UK. The South African company will be responsible for the manufacturing of the products for the UK and other International markets.

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


New product introduction
------------------------
Satisfying the needs of our clients is our primary concern, and placing our units in a diversified market has given us greater insight into these requirements. Our approach therefore was to develop a base product with sufficient flexibility to integrate to peripheral products that will satisfy the needs of the different market segments. Even though this design approach had its restrictions in the past, the emergence of cellular GPRS has broken down those barriers.

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


Future Opportunities
--------------------
With the current market conditions in mind, companies offering standard vehicle tracking and management solutions are subjected to the normal resistance created by historical experiences in the market place and sales forced on consumers by the insurance industry.

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

We will continue to seek expansion by the acquisition of complimentary businesses and technology. This plan has been implemented by the completion of our acquisition of Credit Pipe, CJ Systems, and in the first quarter of 2004, we executed an agreement to acquire Molo Afrika Speech Technologies (Pty.) Ltd.


ITEM 7. FINANCIAL STATEMENTS

Information with respect to this item is contained in the financial statements appearing on Item 13 of this Report. Such information is incorporated herein by reference. The financial statements have been restated. The reason for the restatement was to correct an inadvertent omission to reflect the minority interest in our earnings and equity, which resulted in an insignificant increase in total liabilities, a decrease in shareholder's equity. The restatement also recognized an increase in additional paid in capital and a substantial increase in retained loss, primarily due to accounting for stock based compensation. Financial information for the preceding fiscal year has been accounted for to recognize a change in our operating subsidiary's fiscal year ending from February 28 to December 31.

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

The current executive officers, key employees and directors of Celtron are:



Name                       Age                     Position
-----                      -----         ------------------------------
Allen A. Harington          47           Chief Executive Officer,
                                         Chairman, Secretary, Director

Amanda M. Harington         46           Chief Financial Officer

Marius Jordaan                           Director

Ron Pienaar.                42           Director


Allen A. Harington. Mr. Harington has been the Chief Executive Officer, Chairman, Secretary and Director of the company since June 20, 2001. Since 1993, when he started his career in the technology arena he headed the formation of the company that was responsible for the design of the World's first real-time Credit Card Activated and Billed Cellular Telephone. Since then, he has been involved in the management, sourcing, design discussions and implementation of various technologies and products related to the cellular industry.

Amanda M. Harington. Mrs. Harington has served as the Chief Financial Officer of the company since June 20, 2001. Since 1997, she has also served as Assistant to the Chief Financial Officer of Widget Technologies (Pty) Ltd., and as bookkeeper and head of administration. From 1993 through 1997, she served as bookkeeper to Celtron International, Ltd. and its subsidiaries. From 1990 through 1993, she served as an independent financial assistant. From 1979 through 1990, she was employed as an Administrative Manager in Volkskas and Absa Banks.


Ronald Pienaar has been a director since our acquisition of Mine Worx. His first career was in police work, which was was marked by being one of the youngest acting Sergeants in the force, a two-year stunt as an anti-hijacker with SAA, covering international flights across the globe, and being seconded to the CSIR to conduct classified research.

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


                               FAMILY RELATIONSHIPS

There are no family relationships among directors, executive officers or other persons nominated or chosen by the Company to become officers or executive officers, with the exception of the fact that Amanda Harington and Allen Harington are husband and wife.

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

ITEM 10. EXECUTIVE COMPENSATION.

The following table summarizes the compensation Celtron has paid to its Chief Executive Officer and all other executive officers and directors for services rendered up to the period ended December 31, 2003. There were no grants of options or SAR grants given to any executive officers during the past fiscal year.


                              Annual Compensation
                              -------------------

Name and Position            Salary      Bonus     Deferred
-----------------           -------      -----     --------
Amanda Harrington           $19,484        0           0
Allen Harrington            $48,320        0           0
Ronald Pienaar              $72,315        0           0
-------------------

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


Name and Address            Number of Shares          Percentage Owned
 ---------------            ----------------          ----------------
Allen Harington(1)              11,000,000                  37.3%
Amanda Harington
Celtron Holding, Ltd.
563 Old Pretoria Road
Midrand, South Africa

Allen Harington(2)               9,000,000                  30.6%
Amanda Harington
Celtron International, Ltd.
563 Old Pretoria Road
Midrand, South Africa

Marius Jordan                            0                  0.00%
563 Old Pretoria Road
Midrand, South Africa

Ronald Andrew Pienaar              157,500                  .001%
563 Old Pretoria Road
Midrand, South Africa


Officers and
Directors as a Group            20,157,500                  67.9%
-------------
(1) Shares are owned by Celtron Holding, Ltd., a British Virgin Islands business organization, a company in which Allen and Amanda Harington have an equitable interest.

(2) Shares are owned by Celtron International, Ltd., a company in which Allen and Amanda Harington have an equitable interest.

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

During 2003, Allen Harington and Ronald Pienaae made unsecured advances to us totaling $73,968 for working capital. We have repaid a total of $27,417 and are indebted to the directors in the amount of $57,671 to Mr. Harington and $45,904 to Mr. Pienaar, respectively, as of December 31, 2003. The advances are payable on demand.

During 2003, a related party and two affiliates made unsecured advances to us totaling $10,807 for working capital. We repaid the related party and two affiliates a total of $3,238 and are indebted to them in the amount of $8,966 to Antonio Pienaar and $37,476 to Video Weddings and Video Weddings International, respectively, as of December 31, 2003.

As of December 31, 2003, we were indebted to D.J. Van Eck in the sum of $30,545.


ITEM 13. INDEX TO EXHIBITS AND REPORTS ON FORM 8-K

(a) Financial Statements (included in Part II of this Report):
Report of Independent Certified Public Accountants
Financial Statements
Balance Sheets
Statement of Loss and Accumulated Deficit
Statements of Cash Flows
Statements of Stockholder's Equity
Notes to Consolidated Financial Statements

(b) Reports on Form 8-K:
       May 28, 2003
       November 26, 2003
       December 17, 2003

(c) Exhibits

The following exhibits are filed as part of this report as required by Item 601 of Regulation S-B:

     3.1 Certificate of Incorporation of the Company. *1
     3.3 Bylaws of the Company. *1
    10.1 Acquisition agreement of Celtron International, Ltd.    assets *2
    10.2 Acquisition agreement of MineWorx International (Pty)   Ltd. *3
    10.3 Acquisition agreement of CreditPipe (Pty) Ltd. *4
    10.4 Acquisition agreement of C.J. Systems (Pty) Ltd.*5

32.1: Certification  Pursuant  to 18 U.S.C. Section 1350, as adopted pursuant to Section 302  of the Sarbanes-Oxley Act of 2002
32.2: Certification  Pursuant  to 18 U.S.C. Section 1350, as adopted pursuant to Section 302  of the Sarbanes-Oxley Act of 2002
32.3: Certification Pursuant to 18  U.S.C.  Section  1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley  Act of 2002
32.4: Certification Pursuant to 18  U.S.C.  Section  1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley  Act of 2002
--------------
*1. Incorporated by reference to Registrant's filing on Form 10KSB/A on March
    8, 2001

*2. Incorporated by reference to Registrant's filing on Form 8K on July 20,
    2001
*3. Incorporated by reference to Registrant's filing on Form 8K on May 8, 2003

*4. Incorporated by reference to Registrant's filing on Form 8K November 26,
 2003

*5. Incorporated by reference to Registrant's filing on Form 8K March 30, 2004


                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                Page
                                                                -----
Reports of Independent Auditors............................     F-2

Consolidated Balance Sheet at December 31, 2003............     F-4

Consolidated Statements of Operations for the ten
 months ended December 31, 2003 and the year ended
 February 28, 2003.........................................     F-5

Consolidated Statement of Changes in Shareholders'
 Equity for the period from March 1, 2002 through
 December 31, 2003.........................................     F-6

Consolidated Statements of Cash Flows for the ten
 months ended December 31, 2003 and the year ended
 February 28, 2003.........................................     F-7

Notes to Consolidated Financial Statements.................     F-8

Consolidated Balance Sheet at December 31, 2003............     F-4

Consolidated Statements of Operations for the ten
 months ended December 31, 2003 and the year ended
 February 28, 2003.........................................     F-5

Consolidated Statement of Changes in Shareholders'
 Equity for the period from March 1, 2002 through
 December 31, 2003.........................................     F-6

Consolidated Statements of Cash Flows for the ten
 months ended December 31, 2003 and the year ended
 February 28, 2003.........................................     F-7

Notes to Consolidated Financial Statements.................     F-8


                         REPORT OF INDEPENDENT AUDITORS

To The Board of Directors and Shareholders of
Celtron International, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Celtron International, Inc. (A Nevada corporation) and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the ten months ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Celtron International, Inc. as of December 31, 2003, and the results of their operations and their cash flows for the ten months ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not contain any adjustments that might result from this outcome.

The Company restated its financial statements. See Note 10 to the financial statements.


/s/ Cordovano and Honeck
    ----------------------
    Cordovano and Honeck, P.C.
    Denver, Colorado

    April 16, 2004, except as to note 10, which is May 14, 2004.


                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders of
Celtron International, Inc. and Subsidiaries:

I have audited the consolidated balance sheet of Celtron International, Inc. (A Nevada corporation) and subsidiaries (not separately included herein) as of February 28, 2003, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended February 28, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for our opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Celtron International, Inc. as of February 28, 2003, and the results of their operations and their cash flows for year ended February 28, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not contain any adjustments that might result from this outcome.


Rogelio Castro
------------------
Rogelio Castro
Oxnard, California
April 14, 2003



                          CELTRON INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2003

Assets
Current assets:
 Cash and cash equivalents                                   $    31,512
 Receivables:
   Trade, net of allowance for doubtful accounts of $5,834       135,846
   Other                                                         105,853
 Inventories (Note 3)                                            215,782
 Other current assets                                             17,994
                                                                ---------
                         Total current assets                    506,987

Property and equipment, net of accumulated
 depreciation (Note 3)                                           101,609
Intangible assets (Note 4):
 License rights, net of accumulated
  amortization of $264,706                                       397,059
 Goodwill                                                        530,147
                                                                ---------
                                                             $ 1,535,802
                                                             ============
     Liabilities and Shareholders Equity

Current liabilities:
 Accounts and notes payable:
   Accounts payable and accrued liabilities                  $   841,947
   Notes payable (Note 5)                                         60,722
 Other current liabilities:
   Current maturities of long-term debt (Note 5)                  11,204
   Accrued interest payable                                        7,238
                                                                ---------
                         Total current liabilities               921,111
Non-current liabilities:
 Long-term debt (Notes 5 & 6):
   Notes payable, net of current maturities                       73,009
   Capital lease obligations, net of current maturities           40,053
   Indebtedness to related parties (Note 2)                      180,562
   Minority interest (Note 7)                                     96,320

                         Total liabilities                     1,311,055
                                                                ---------
Shareholders equity (Note 7):
  Common stock , $001 par value; 100,000,000
   shares authorized, 18,414,975 shares
   issued and outstanding                                         18,415
  Additional paid-in capital                                   6,679,961
     Retained deficit                                         (6,473,629)
                                                                ---------

                         Total shareholders equity               224,747
                                                                ---------
                                                              $1,535,802
                                                              ===========

                          CELTRON INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Ten Months       Year Ended
                                                 Ended December   February 28,
                                                 31, 2003         2003
                                                 --------------   -----------


Net sales and gross revenues:
     Net sales                                   $   1,522,140     $ 854,323
     Cost of sales                                  (1,029,973)     (487,122)
                                                 --------------   -----------
                    Gross profit                       492,167       367,201
Costs and expenses:
     Selling expenses                                   20,192           599
     General and administrative expenses               442,638       634,247
     General and administrative expenses,
      related parties (Note 2)                          78,433       205,703
     Stock-based compensation (Note 7)               2,162,000       136,200
     Provision for doubtful accounts and notes               -         3,814
                                                 --------------   -----------
                    Total costs and expenses         2,703,263       980,563

                    Operating loss                  (2,211,096)     (613,362)
Other income and expenses:
     Nonoperating income                                25,111         9,841
     Loss on sale of equipment                            (506)            -

     Interest expense                                  (20,752)      (45,781)
                                                 --------------   -----------
                    Loss before income taxes        (2,207,243)     (649,302)

Income tax provision (Note 8)                                -             -
                                                 --------------   -----------
                                                   ( 2,207,243)     (649,302)
Minority interest in net loss of
 subsidiary (Note 7)                                  (945,961)     (278,273)
                                                 --------------  -----------
Net loss                                         $  (3,153,204)   $ (927,575)
                                                 ==============  ===========
Basic and diluted loss per share                 $       (0.20)   $    (0.06)
                                                 ==============  ===========
Weighted average common shares outstanding          16,145,793    15,789,008


           See accompanying Notes to Consolidated Financial Statements




                          CELTRON INTERNATIONAL, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                            Additional
                                       Common Stock         paid-in       Retained
                                     Shares    Par Value    capital       deficit          Total
                                   ----------  ----------   -----------   -----------   ----------
Balance at
     March 1, 2002                 15,134,200  $  15,134    $ 4,385,042   $(2,302,060)  $2,098,116

Issuance of common stock
 for services (Note 2)              1,135,000      1,135        135,065             -      136,200
 Prior period adjustment (Note 9)           -          -              -       (90,790)     (90,790)
Net loss                                    -          -                     (927,575)    (927,575)
                                   ----------  ----------   -----------   -----------   ----------
Balance at
     February 28, 2003             16,269,200     16,269      4,520,107    (3,320,425)   1,215,951
Issuance of common stock
 for services (Note 7)              1,315,000      1,315      2,160,685              -   2,162,000

Return and cancellation of
 common stock (Note 2)               (881,000)      (881)           881              -           -

Issuance of common stock for
 acquisition of
 subsidiaries (Note 4)              1,711,775      1,712         (1,712)             -           -

Net loss                                    -          -              -     (3,153,204) (3,153,204)
                                    ----------  ----------   -----------   -----------   ----------
Balance at
 December 31, 2003                 18,414,975   $ 18,415     $6,679,961    $(6,473,629)  $ 224,747
                                   ==========   ==========   ==========    ============  =========


           See accompanying Notes to Consolidated Financial Statements



                          CELTRON INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Ten Months
                                                    Ended         Year Ended
                                                    December 31,  February 28,
                                                    2003          2003
                                                    ------------  ------------
Cash flows from operating activities:
 Net loss                                         $ (3,153,204) $   (791,375)
 Adjustments to reconcile net loss to net cash
  used by operating activities:
   Depreciation and amortization                       108,115       121,844
   Loss on disposal of equipment                           506             -
   Common stock issued for services (Note _)         2,162,000             -
   Cash received in acquisition of subsidiary          148,531             -
   Changes in operating assets and liabilities,
    excluding effects of business combinations:
     Accounts payable and accrued liabilities           79,945       199,386
     Receivables                                       (45,779)      (13,003)
     Inventory                                        (139,020)       43,785
     Other current assets                                 (735)      (14,715)
                                                    ------------  ------------
       Net cash used in
         operating activities                         (839,641)     (454,079)
                                                    ------------  ------------
Cash flows from investing activities:
 Proceeds from the sale of property and equipment        5,456         1,204
 Additions to property and equipment                   (95,682)      (10,455)
 Investments in subsidiaries (Note _)                 (530,147)            -
                                                    ------------  ------------
       Net cash used in
         investing activities                         (620,373)       (9,251)
                                                    ------------  ------------
Cash flows from financing activities:
 Proceeds from lines of credit, notes payable and
  and current portion of long-term debt                      -       455,785
 Repayments of notes payable                          (982,113)       (6,076)
 Proceeds from the sale of subsidiary common stock   2,473,254             -
                                                    ------------  ------------
       Net cash provided by
         financing activities                        1,491,141       449,709
                                                    ------------  ------------
       Net change in cash and
         cash equivalents                               31,127       (13,620)
Cash and cash equivalents:
 Beginning of period                                       385        14,004
                                                    ------------  ------------
 End of period                                       $  31,512      $    384
                                                    ============ =============
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Income taxes                                       $       -     $        -
                                                    ============ =============
  Interest                                           $  20,752     $   45,781
                                                    ============ =============




           See accompanying Notes to Consolidated Financial Statements



                          CELTRON INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2003

(1) Organization and Summary of Significant Accounting Policies

Organization and basis of presentation
--------------------------------------
Et Voila European Cafe was incorporated on April 8, 1998 to engage in the business of marketing the concept of a European style fast food restaurant. Et Voila European Cafe did not commence marketing operations. In February 2001, our controlling shareholders sold their interest to outside investors and we became a shell company. Effective March 2002, with the approval of our shareholders, we changed our corporate name to Celtron International, Inc.

When we refer to "we," "our," or "us" in this document, we mean the current Nevada corporation (Celtron International Inc. formerly Et Voila European Cafe) as well as all of our consolidated subsidiaries.

In June 2001, we acquired the assets of Celtron International, Ltd., an Irish corporation, and entered the vehicle tracking, management and recovery systems business. We have two subsidiaries; Orbtech Holdings, Ltd., (South Africa), a Sub-Sahara holding company, of which we own approximately 70% and Celtron Tracking Systems, Ltd., (a United Kingdom company) of which we own approx-imately 51%. Orbtech Holdings, Ltd. has four operating subsidiaries; Orbtech Tracking Systems, Ltd., of which we own 90%, Buddi-Track (Pty) Ltd., of which we own 100%, Odyssey Solutions (Pty) Ltd., of which we own 100%, and MineWorx International (Pty) Ltd., of which we own 100%.

Our principal executive offices are headquartered in Midrand, South Africa.


Principles of consolidation and basis of presentation
-----------------------------------------------------
The accompanying financial statements are consolidated and include the financial statements of Celtron International, Inc. and our majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

We have incurred significant operating losses and at December 31, 2003, we have a deficit in working capital. We expect our vehicle tracking and monitoring businesses, our cellular-based services and our mobile payment terminal services to provide positive cash flow from operations in 2004. We will continue to sell common stock and issue debt to fund operations until we achieve profitability. However, there is no assurance that they will achieve profitability.

Certain prior period balances have been reclassified to conform to the current period presentation.

In December 2003, the Board of Directors approved changing Obrtech's fiscal year end to December 31st. Accordingly, we are presenting audited financial statements for ten months ended December 31, 2003, the "transition period", and the year ended February 28, 2002, in this Form 10-KSB.

Use of estimates
----------------
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents
-------------------------
We consider all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents at December 31, 2003.

Foreign currency
----------------
Substantially all of our foreign subsidiaries use the local currency (the "Rand") as their functional currency. Assets and liabilities are translated at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into United States dollars at average exchange rates for the period. Gains and losses resulting from translation are accumulated as a component of other comprehensive income (loss).

Realized gains and losses from foreign currency transactions are recognized as other income and are insignificant for all periods presented.

Inventories
-----------
Inventories are stated at the lower of cost (first-in, first-out) cost or market.

Property and Equipment
----------------------
Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally ranging from two to five years. Property and equipment under capital leases are stated at the present value of minimum lease payments and are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is shorter.

Intangible Assets
-----------------
The excess of cost over the fair value of net assets acquired, or goodwill, is
considered to have an indefinite life and is not amortized.   Other intangibles
are amortized using the straight-line method over periods ranging from three to seven years.

Valuation of Long-Lived Assets
------------------------------
We evaluate the recoverability of our long-lived assets under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (" SFAS 144"). SFAS 144 requires management to review for impairment of its long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable and exceeds its fair value. Impairment evaluations involve management estimates of asset useful lives and future cash flows. When such an event occurs, management estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted expected future cash flows are less than the carrying amount of the asset and the carrying amount of the asset exceeds its fair value, an impairment loss is recognized.

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

Income Taxes
------------
We account for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Revenue recognition
-------------------
We recognize revenue for (1) services, when the services are rendered; and (2) manufacturing and selling activities, at the time of sale. We do not recognize revenue until (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller's price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured.

Sales and marketing costs
-------------------------
Marketing expense includes the costs to acquire and retain subscribers, advertising and other general sales and marketing costs.

We expense the cost of advertising and promoting its services as incurred. Such costs are included in sales and marketing and totaled approximately $20,192 and $599 for ten months ended December 31, 2003 and the year ended February 28, 2003, respectively.

Stock-based compensation
------------------------
We account for employee stock-based compensation using the intrinsic value method, which calculates compensation expense based on the difference, if any, on the date of the stock option grant, between the fair value of our stock and the option exercise price. Generally accepted accounting principles require companies who choose to account for stock option grants using the intrinsic value method to also determine the fair value of option grants using an option pricing model, such as the Black-Scholes model, and to disclose the impact of fair value accounting in a note to the financial statements. In December 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of FASB Statement No. 123." We did not elect to voluntarily change to the fair value based method of accounting for stock based employee compensation and record such amounts as charges to operating expense.

We account for consultant stock-based compensation using the fair value method, which calculates compensation expense based on the fair value of the stock options expected to vest on the date the options were granted to the consultants.

Financial Instruments and Concentration of Credit Risk
------------------------------------------------------
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer base and the relatively minor balances of each individual account. At December 31, 2003, the fair value of the Company's financial instruments approximate their carrying value based on their terms and interest rates.

New Accounting Pronouncements
-----------------------------
In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred, not when it is "planned". The Company adopted the provisions of SFAS No. 146 for exit or disposal activities that were initiated after December 31, 2002. The adoption of this standard did not have a material impact on our results of operations, financial position or liquidity for the fiscal year ended December 31, 2003.

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

(2) Related Party Transactions

During 2003, two of our Directors made unsecured advances to us totaling $73,968 for working capital purposes. We repaid the Directors a total of $27,417 and we are indebted to the Directors in the amount of $57,671 and $45,904, respectively, at December 31, 2003. The advances are due on demand.

During 2003, a related party and two affiliates made unsecured advances to us totaling $10,807 for working capital purposes. We repaid the related party and two affiliates a total of $3,238 and we are indebted to the related party and two affiliates in the amount of $8,966 and $37,476, respectively, at December 31, 2003. The advances are due on demand.

We are indebted to the related party in the amount of $30,545 at December 31, 2003. The advances are due on demand. We repaid the related party $6,220 during the ten months ended December 31, 2003.

During the ten months ended December 31, 2003 and the year ended February 28, 2003, respectively, we paid our Directors $72,036 and $201,796, respectively, in fees for their services as consultants.

During the ten months ended December 31, 2003 and the year ended February 28, 2003, respectively, we paid certain related parties $6,397 and $3,907, respectively, in management fees.

During the year ended February 28, 2003, we issued 1,135,000 shares of common stock to our corporate attorney, who is a related party, for legal services. The services were valued at $136,200 based on the market price of the stock.


 (3) Balance Sheet Components

Inventories at December 31, 2003 are summarized as follows:

Finished Products .................... $   144,382
Spare Parts ..........................      70,386
Supplies .............................       1.014
                                       -----------
                                       $   215,782
                                       ===========

Property and equipment at December 31, 2003 consist of the following:

Depreciation expense totaled approximately $55,278 and $53,240 for the ten months ended December 31, 2003 and the year ended February 28, 2003, respectively.

(4) Intangible Assets

License rights
--------------
We hold intellectual property and exclusive licenses for the distribution of vehicle management and security systems and related products. Based on our evaluation of the useful life of the existing technology, probability of future developments to bring new products to market and projected cash flows from these products, the license rights are being amortized over a 10-year life. As of December 31, 2003, the carrying value of the license rights was $397,059, which is net of $264,706 in accumulated amortization. Amortization of the license rights charged to expense during the year ended December 31, 2003 and 2002 was $66,176 and $65,195, respectively.

Goodwill
--------
We account for business combinations under the purchase method of accounting. Under this method, an asset acquisition is measured on the basis of the values exchanged. The cost of an entity acquired in a business combination includes the direct costs of the business combination. Costs of registering and issuing equity securities are recognized as a reduction of the fair value of the securities. Out of pocket costs are expensed as incurred and included in general and administration costs. The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed is recognized as goodwill.

We do not amortize goodwill. Instead, goodwill is tested for impairment on an annual basis or more frequently, if warranted utilizing a two-step impairment test. If the carrying amount of goodwill exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. After a goodwill impairment loss is recognized, we adjust the goodwill to its new basis. We do not subsequently reverse previously recognized goodwill impairment.

We acquired two companies in 2003. We acquired Mine Worx International (Pty) Ltd. for cash and common stock and we acquired CJ Systems for common stock.


(5) Notes Payable

Notes payable consist of the following at December 31, 2003:

Current:
 Note payable to unrelated 3rd party,
 unsecured, with interest at 20% per
 annum, due on demand ......................... $ 60,722
                                                ========

Long-term:
 Note payable to unrelated 3rd party,
 unsecured, with interest at 14% per
 annum, payable in monthly installments
 of $2,941..................................... $ 84,213
 Less: current maturities......................   11,204
                                                --------
                                                  73,009
                                                ========

 (6) Capital Lease Obligations

At December 31, 2003, we leased equipment under capital leases in the gross amount of $49,522. This equipment is included in "Machinery and equipment" in our consolidated balance sheet net of accumulated depreciation of $20,526 at December 31, 2003.

The following is a schedule of our future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2003.

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

In 2003, Orbtech acquired CJ Systems (Pty) Ltd., a South African company, for 2,250,000 shares of our common stock and Orbtech acquired Mine Worx International (Pty) Ltd, a South African company, for $200,000 and 262,500 shares of our common stock. CJ Systems was acquired in order to access its hardware distribution rights. Mine Worx is in the mobile data terminal business.

During the ten months ended December 31, 2003, a shareholder returned 881,000 shares of previously issued and outstanding common stock.

Minority interest represents the 30% interest in the common stock of Orbtech, not held by us.

During the ten months ended December 31, 2003, we issued 1,315,000 shares of common stock in exchange for consulting services. The services were valued at $2,162,000 based on the market price of the stock.

(8) Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the ten months ended December 31, 2003 and the year ended February 28, 2003:



At December 31, 2003, deferred South African federal income taxes were
$302,860.

At December 31, 2003, the Company has a net operating loss carryforward for South African federal income tax purposes of approximately $1,041,629, which was fully allowed for in the valuation allowance of $302,860. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the ten months ended December 31, 2003 was $18,330.

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

(10) Restatement

We restated our previously issued financial statement as of December 31, 2003 because we inadvertently omitted to reflect the minority interest in our earnings and equity. The effect of this restatement is to increase total liabilities by $96,320 and decrease total shareholders' equity by $96,320 as of December 31, 2003.

We also corrected the accounting for two common stock issuances. The net result was an increase in additional paid-in capital and a corresponding increase in retained loss in the amounts of $2,162,000 and $136,200, respectively for the ten months ended December 31, 2003 and the year ended February 28, 2003. There was no effect on shareholders' equity for either period as a result of this restatement.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for in this item is incorporated by reference to the Company's 2004 Proxy Statement.



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

   Celtron International, Inc.

   /s/ Allen Harington
       ---------------------------------------
       ALLEN HARINGTON, President and Director

       Date: May 19, 2004

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  /s/ Amanda Harington
      ----------------------------------------
      AMANDA HARINGTON, Treasurer and Director

      Date: May 19, 2004

  /s/ Marius Jordan
      -----------------------
      MARIUS JORDAN, Director

      Date: May 19, 2004

 /s/  Ronald Pienaar
      ------------------------
      RONALD PIENAAR, Director

      Date: May 19, 2004