Form 10QSB
period 2004-06-30
CELTRON INTERNATIONAL INC
filed 2004-08-24
CIK 1084088

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10QSB

  (X)      Quarterly report pursuant to Section 13 or 15(d) of the Securities

            Exchange Act of 1934 for the quarterly period ended June 30, 2004

  ( )      Transition report pursuant of Section 13 or 15(d) of the Securities
              Exchange Act of 1939 for the transition period ____ to______


                        COMMISSION FILE NUMBER 000-28739


                          CELTRON INTERNATIONAL, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Nevada                                      91-1903590
-------------------------------            --------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)


                             563 Old Pretoria Road
                             Midrand, South Africa
                                  011-652-6350
    -----------------------------------------------------------------------
    (Address of Principal Executive Offices, including Registrant's zip code and telephone number)


         --------------------------------------------------------------
         Former name, former address and former fiscal year, if changed


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to
such filing requirements for the past 90 days. Yes X   No
                                                  ----    ----

The number of shares of the registrant's common stock as of June 30, 2004:
29,414,975 shares.

Transitional Small Business Disclosure Format (check one):   Yes     No X
                                                                 ---   ----

                             TABLE OF CONTENTS
                             -----------------

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a) Condensed Consolidate Balance Sheet at June 30, 2004 (Unaudited)
(b) Condensed Consolidated Statement of Operations for the six and three months ended June 30, 2004 and 2003 (Unaudited)
(c) Condensed Consolidated Statement of Changes in Shareholders'
    Deficit (Unaudited)
(d) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003 (Unaudited)
(e) Notes to Condensed Consolidated  Unaudited Financial Statements

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations

Item 3.  Risks

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES

FINANCIAL DATA SCHEDULE


                          PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           BALANCE SHEETS (UNAUDITED)
                          CELTRON INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN US DOLLARS)

                                             (Unaudited)
                                                As of
                                             June 30,2004
                                           ----------------

Current Assets:
   Cash and cash items                        $131,492
   Accounts and notes receivable
                                               389,486
   Inventories (Note 3)                        144,140
   Other current assets                         75,123
Total current assets                           720,241
   Property and equipment                      408,147
   Intangible assets                           966,614
                                           ----------------
Total Assets                                $2,115,002
                                           ================
  Liabilities and Shareholder's Deficit

Current liabilities :

   Accounts and notes payable                 $883,026
   Other current liabilities
                                               130,579
                                           ----------------
Total current liabilities                    1,013,605
   Long-term debt (Note 5)                     187,630
   Indebtedness to related parties           1,061,410
    (Note 2)
Total Liabilities                            2,262,645
   Minority interest                                 -
Shareholder's Deficit:
   Common stock                                 29,415
  Additional paid-in-capital                11,132,864
  Retained deficit
                                           (11,309,922)
Total Shareholder's Deficit                   (147,643)
                                            $2,115,002
                                           ================


      See Accompanying Notes to Condensed Consolidated Financial Statements
                                                                            3


                      STATEMENTS OF OPERATIONS (UNAUDITED)
                          Celtron International, Inc.
                Condensed Consolidated Statements of Operations
                                (in US dollars)

                                                  For the Six Months
                                                  Ended June 30,
                                          -----------        ----------
                                              2004               2003
                                          -----------        ----------
Net sales and gross revenues:
   Net sales                               1,517,159          573,867
   Cost of Sales                         $  (314,040)       $(313,869)
                                          -----------        ----------
                    Gross Profit           1,203,119          260,007

Costs and expenses:
   Selling expenses                          206,674          498,887
   General and Administrative expenses     1,446,328                -
   Acquisition of technology from related  4,071,922
party (Note 2)
   Provisions for doubtful accounts and      308,706                -
notes

Total costs and expenses                   6,033,630          812,756
                                          -----------        ----------
Operating loss                            (4,830,511)               -
Other income and expenses
   Non operating income                          125                -
   Interest income and (expense), net        (16,176)               -
                                          -----------        ----------
Loss before income taxes                  (4,846,562)               -
   Income taxes provision (Note 6)                 -                -
Minority Interest in net loss of                   -                -
subsidiary                                -----------        ----------
                    Net (loss) income   $ (4,846,562)       $(238,880)
                                        =============       ===========
         Basic and Diluted loss per share      (0.23)            (.02)
                                        =============       ===========
    Weighted average common shares        21,309,712       16,145,793
                      outstanding       =============       ===========


      See Accompanying Notes to Condensed Consolidated Financial Statements

                      STATEMENTS OF OPERATIONS (UNAUDITED)
                          Celtron International, Inc.
                         Consolidated Income Statements
                                (in US dollars)

                                                  For the
                                                  Three Months
                                                  Ended June 30,
                                          -----------           ----------
                                              2004                  2003
                                          -----------           ----------
Net sales and gross Revenues:
   Net sales                                   926,943             342,424
   Cost of Sales                           $  (181,987)          $ 171,993
                  Gross profit                 744,956             170,431
Costs and expenses:
   Selling expenses                            116,546             320,010
   General and Administrative expenses         794,883
   Acquisition of Technology from related    4,071,922
party (note 2)
   Provision for doubtful accounts and notes         -                   -
                                          -----------           ----------
Total costs and expenses                     4,983,351             320,010
                                          -----------           ----------
Operating loss                              (4,238,395)
Other income and expenses
   Non operating income                            125                   -

   Interest income and (expenses), net          (8,061)                  -
Loss before income taxes                    (4,246,331)                  -
                                            ===========         ============
   Income tax provision (Note 6)                  -                   -
Minority interest in net loss of subsidiary       -                   -
                Net (loss) income          $(4,246,331)         $ (149,579)
        Basic and Diluted loss per Shares        (0.17)         18,414,975
                                            ===========         ============
Weighted average common share outstanding   25,289,975              ($0.01)


            See accompanying Notes to Condensed Consolidated Financial


                        STATEMENT OF EQUITY (UNAUDITED)
                          Celtron International, Inc.
           Condensed Consolidated Statement of Shareholders' Deficit
                                (in US dollars)
                                                             Additional
                                                Common       Paid-in      Retained
                                   Shares       Stock        Capital      Earnings      Total
                                   ------       -------      ----------   --------      -----
Balance, December 31, 2003       18,414,975     $18,415     $ 7,071,942  $(6,473,629)  $ 616,728
Issuance of common stock
  for technology                 11,000,000      11,000       4,060,992                4,071,992

Prior period adjustment                   -           -               -       10,269      10,269

Net loss                                  -           -               -   (4,846,562) (4,846,562)

Balance, June 30, 2004           29,414,975    $ 29,415     $11,132,864 $(11,309,922)  $(147,643)


      See accompanying notes to condensed consolidated financial statements.


                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                           Celtron International, Inc.
                      Consolidated Statements of Cash Flows
                                 (in US dollars)


                                                       For the
                                                       Six Months
                                                       Ended June 30,
                                               -----------        ----------
                                                   2004               2003
                                               -----------        ----------
Net cash used in operating activities            (396,841)
Cash flows from investing activities:
   Proceeds from sale of property & equipment           -                 -
   Additions to property and equipment           (359,585)                -
                                               -----------        ----------
-
Net cash used in investing activities            (359,585)                -
Cash flows from financing activities:
   Proceeds from related party advances (Note 2)  843,132                 -
   Proceeds from loans                             23,076                 -
   Payments of loans                              (12,358)                -
Net cash provided by financing activities         853,850                 -
Net change in cash and cash equivalents            97,424                 -
Cash and cash equivalents, beginning of period     34,068                 -
                                               -----------        ----------
Cash and cash equivalents, end of period          131,492                 -
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Income taxes                                       -                 -
     Interest                                           -                 -

      See accompanying notes to condensed consolidated financial statements

                                                                            7
                           Celtron International, Inc.
                          Notes to Financial Statements
                                  June 30, 2004

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

Note 2: Related party transactions

During the six months ended June 30, 2004, the Company acquired certain technology from a principal shareholder in exchange for 11,000,000 shares of its common stock. The transaction was valued based on the predecessor cost of the technology transferred. The cost to develop the software totaled $4,071,992.

A principal shareholder advanced $843,133 to the Company during the six months ended June 30, 2004 for working capital advances. This amount is reflected as due to related party on the accompanying financial statements.

The Company repaid related parties $48,883 in cash advances during quarter ended June 30, 2004.
                                                                            8
Note 3: Inventories

Following are the components of inventory as of June 30, 2004:

Note 4: Intangible assets

Intangible assets consisted of the following as of June 30, 2004:

Note 5: Debt

Debt consisted of the following as of June 30, 2004:

Note 6: Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0- income taxes.

Note 6. Subsequent Event

On August 24, 2004, the company discharged $843,132 in liabilities in exchange for restricted common stock.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-KSB and other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein. This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in the report.

                         Liquidity and Capital Resources

As of June 30, 2004, we had a working capital deficit of $751,534, compared to a working capital deficit of $889,599 for December 31, 2003. This must be read in conjunction with the notes to the financial statements of December 31, 2003. We believe that our current cash needs for at least the next twelve months can be met by revenues.

                              Results of Operations

The Three Months ended June 30, 2004 compared to the Three Months ended June 30, 2003.
                                                                            9
Revenues

Total revenues amounted to $926,943 for the three months ended June 30, 2004 compared to $342,424 for the corresponding period in the prior year, an increase of $584,519. This increase was primarily a result of an increase in sales of our Orbtech subsidiary, and the added revenue stream from our MineWorx and KnowledgeWorx operations.

Operating Expenses

Pro forma costs and expenses amounted to $910,329 for the three months ended June 30, 2004 compared to $492,003 for the corresponding period in the prior year, an increase of $418,326. To this we added a one-time extraordinary expense for technology acquisition as set forth below. The increase in normal expenses was primarily the result of increased sales and corresponding sales expenses and an increase in administrative expenses attributable to the recent acquisition of minority operating subsidiaries.

Net Income or Loss

We incurred a pro forma net loss of $174,409 in the three months ended June 30, 2004, compared to a net loss of $149,579 for the corresponding period in the prior year. However, as summarized below, we have booked a one-time expense of $4,071,992 for stock issued in exchange for technology, which expense is reflected as an extraordinary expense, reflecting a total net loss of $4,246,331.

Recent Developments

On April 9, 2004, the company issued 11,000,000 shares to Celtron Holding, Ltd., a related party, at a one-time expense of $4,071,992, in exchange for the acquisition of Buddi-Tack 3 GPRS hardware and firmware, GPRS software interface and management system, load-scheduling software, telemetry monitoring system for monitoring revs, temperatures and various sensors in commercial vehicles, and the conversion of Buddi-Track 3 to high voltage power line monitoring and alarm system. Subsequent to the acquisition, these technologies have been introduced into the market and is generating revenue.

On May 16, 2004, the company's subsidiary, CreditPipe (Pty) Ltd., licensed the rights, in the territory of North and South America, to its MobileCredit mobile based commerce solution to process credit card and check payments by cellular telephone, MobileCredit technology, utilizing wireless Internet Gateway technology that resides on cellular telephone SIM cards, and Payment Gateway technology, for online facilities to allow processing of credit card transactions to PayCell, Inc, a California corporation, in exchange for all of PayCell's outstanding shares.

On August 24, 2004, the company discharged $843,132, or 37% of its existing liabilities, owed to a related party, by the issuance of restricted common stock.

ITEM 3. CONTROLS AND PROCEDURES

The Registrant's management has evaluated the effectiveness of the Registrant's disclosure controls and procedures (as such term is defined in Rules 13a-15(c) under the Securities Exchange Act of 1934, as amended) as of the period covered by this report. Based on such evaluation, the Registrant's Chief Executive Officer has concluded that, as of the end of such period, the Registrant's disclosure controls and procedures are effective.
                                                                            10
There have not been any changes in the Registrant's internal control over financial reporting (as defined in Rule 13-a 15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On May 21, 2004, the company held its annual meeting of shareholders, to elect directors and ratify the appointment of its new independent accountant.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  a)  Exhibits: None
  b)  Reports on Form 8K
      On April 24, 2004 the company filed an amended report on Form 8K to specify a change in its independent accountant.

                                                                            11
                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 CELTRON INTERNATIONAL, INC.


    Dated: August 23, 2004            By:  Allen Harington
                                         __-------------------------
                                           Allen Harington President


    Dated: August 23, 2004            By:  Amanda Harington


                                           ------------------------
                                           Amanda Harington,
                                           Chief Financial Officer


                                                                            12