Form 10QSB
period 2004-09-30
CELTRON INTERNATIONAL INC
filed 2004-11-24
CIK 1084088

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB
                                  (Mark One)

           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2004

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                        Commission file number 000-28739

                          Celtron International, Inc.
                 ______________________________________________

       (Exact name of small business issuer as specified in its charter)


            Nevada                                          91-1903590
-------------------------------                          ------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


563 Old Pretoria Road
Midrand, South Africa
-----------------------------------------                ------------------
  (Address of principal executive office)                     (Zip Code)


      Registrant's telephone number, including area code 011-2783-652-6350

              510 State Street, Suite 16, Santa Barbara, CA  91301
        ----------------------------------------------------------------
        (former name, former address and former fiscal year, if changed)


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---     ---
The number of shares of common stock, $0.001 par value, outstanding as of November 10, 2004 was 32,533,274.
                      ----------                                             1
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           CELTRON INTERNATIONAL, INC
                   Index to Consolidated Financial Statements

                                                                    Page
                                                                  --------
Condensed, Consolidated Balance Sheets
 at September 30, 2004 (unaudited)                                  F-1

Condensed, Consolidated Statements of Operations,
 for the nine and three months ended September 30, 2004
 and 2003 (unaudited)                                               F-2

Condensed, Consolidated Statements of Cash Flows
 for the nine months ended September 30, 2004
 and 2003 (unaudited)                                               F-3

Consolidated Statement of Changes in Shareholders'
 Equity for the period                                              F-4

Notes to Condensed, Consolidated Unaudited Financial Statements     F-5

                                                                             2
                          CELTRON INTERNATIONAL, INC.
                      Condensed Consolidated Balance Sheet
                                  (Unaudited)
                               September 30, 2004

                                      Assets

Current assets:
     Cash and cash items                              $     116,403
     Accounts and notes receivables                         444,191
     Inventories (Note 3)                                   134,719
     Other current assets                                   136,662
                                                          -----------
             Total current assets                           831,975
Property and equipment                                      321,561
 Intangible assets                                          911,069
                                                          -----------
                                                      $   2,064,605
                                                          ===========
     Liabilities and Shareholders Deficit

Current liabilities:
          Accounts and notes payable                  $     729,757
          Other current liabilities                         104,525
                                                          -----------
              Total current liabilities                     834,282

Long-tern debt (Note _)                                     174,250
Indebtedness to related parties (Note 2)                    549,041
                                                          -----------
              Total liabilities                           1,557,573
                                                          -----------
 Minority interest                                                -

Shareholders equity:
     Common stock                                            32,533
     Additional paid-in capital                          11,329,620
     Retained deficit                                   (10,855,121)
                                                          -----------
     Total shareholders equity                              507,032
                                                          -----------
                                                      $   2,064,605
                                                          ===========
F-1
             See notes to condensed consolidated financial statements
                                                                             3

                          CELTRON INTERNATIONAL, INC.
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                             Nine Months Ended          Three Months Ended
                                             September 30,              September 30,
                                             -----------------          ------------------
                                             2004         2003          2004          2003
                                          ----------  -----------    ----------    ---------
Net sales and gross revenues:
     Net sales                           $ 2,740,845  $         -    $1,163,529    $       -
     Cost of sales                          (415,739)    (112,372)
                                          ----------  -----------    ----------    ---------
                       Gross profit        2,325,106            -     1,051,157            -
Costs and expenses:
     Selling expenses                        362,885            -       112,771            -
     General and administrative expenses   2,617,643            -     1,221,466            -
 Acquisition of technology from
      related party (Note 2)               4,071,922            -             -            -

     Provision for doubtful
      accounts and notes                     296,452            -             -            -
                                          ----------  -----------    ----------    ---------
         Total costs and expenses          7,348,902            -     1,334,237            -
                                          ----------  -----------    ----------    ---------
     Operating (loss) profit              (5,023,796)           -                   (283,080)

Other income and expenses:
     Nonoperating income                    (295,598)           -      (105,163)           -
     Interest income and (expense), net       65,957            -        11,986            -
                                          ----------  -----------    ----------    ---------
         Loss before income taxes         (5,319,394)           -      (388,243)           -

Income tax provision (Note _)
                                          (5,319,394)           -      (388,243)           -

Minority interest in net loss of subsidiary        -            -             -            -
                                          ----------  -----------    ----------    ---------
           Net loss                     $ (5,319,394) $         -   $  (388,243)   $       -
                                          ==========  ===========    ===========  ==========
Basic and diluted loss per share        $      (0.25) $         -   $      (.02)  $       -
                                          ==========  ===========    ===========  ==========
Weighted average common
 shares outstanding                       21,309,712  $16,145,793   $25,289,975  $16,145,793
                                          ==========  ===========    ===========  ==========
F-2

                                                                             4

                          CELTRON INTERNATIONAL, INC.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                  Nine Months Ended
                                                  September 30,
                                                -----------------------
                                                  2004          2003
                                                ---------    ----------
             Net cash used in
              operating activities            $ (663,471)    $        -

Cash flows from investing activities:
     Proceeds from the sale of property
      and equipment                               24,095              -
     Acquisition of Subsidiaries                (158,669)
     Additions to property and equipment        (319,582)             -
                                                ---------    ----------
             Net cash used in
              investing activities              (454,156)             -
                                                ---------    ----------
Cash flows from financing activities:

Proceeds from related party advances (Note 2)  1,062,132              -
Proceeds from loans                              159,500              -
     Sale of common stock                              -
     Loans Granted                               (47,994)
     Payment of loans                                  -              -
                                                ---------    ----------
             Net cash provided by
              financing activities             1,173,638              -
                                                ---------    ----------
             Net change in cash and
              cash equivalents                    56,011              -

Cash and cash equivalents:
     Beginning of period                          60,392              -
                                                ---------    ----------
     End of period                            $  116,403      $       -
                                                =========    ==========

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
          Income taxes                        $         -     $
                                                =========    ==========
          Interest                            $         -     $
                                                =========    ==========
F-3
             See notes to condensed consolidated financial statements
                                                                             5
                          CELTRON INTERNATIONAL, INC.
                        Condensed Consolidated Statement
                       of Changes in Shareholders' Equity
                                  (Unaudited)

                                        Common Stock
                                  -----------------------   Paid-in     Retained
                                    Shares     Par Value    Capital     Earnings       Total
                                  ----------- -----------  ----------  -----------  ------------
Balance at December 31, 2003      18,414,975  $  18,415   $8,096,771  $(5,535,727) $( 2,579,459)
Issuance of common stock
 for services                     11,660,000     11,660    2,392,175            -     3,231,908
Issuance of common stock for debt  2,458,299      2,548      840,674                    843,132
Prior period adjustment                    -          -            -       10,269        10,269
Net loss                                   -          -            -   (5,319,394)  $(5,319,394)
                                  ----------- ----------- ----------   -----------  ------------
Balance at September 30, 2004   $ 32,533,274  $  32,533  $11,329,620 $(10,855,121)  $   507,032
                                  ==========  ==========  ==========   ===========  ============

F-4          See notes to condensed consolidated financial statements

                                                                             6
                          CELTRON INTERNATIONAL, INC.
              Notes to Condensed Consolidated Financial Statements

Note 1:  Basis of presentation
         ---------------------

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

Note 2:  Related party transactions
         --------------------------

During the nine months ended September 30, 2004, the Company acquired certain technology from a principal shareholder in exchange for 11,000,000 shares of its common stock. The transaction was valued based on the predecessor cost of the technology transferred. The cost to develop the software totaled $4,071,992. This transaction is reflected as stock-based compensation in the accompanying financial statements.

During the nine months ended September 30, 2004, certain related parties advanced the Company a total of $1,239,022 for working capital. On July 29, 2004, Celtron issues 350,469 shares to Knight Fuller, Inc. in repayment of $141,231 to Opus International LLC and on August 24, 2004, Celtron issues 2,107,830 shares to Celtron Holding, Ltd in repayment of $703,132. As of September 30, 2004, the Company was indebted to related parties in the total amount of $549,041.

Effective January 15, 2004, the Company acquired all of the issued and outstanding common stock of CJ Systems, a South African development stage company formed to take the exclusive distributorship in South Africa for the Jade Card Payment terminal market, for approximately 365,400 shares of common stock, which has not been issued, pending a closing of the agreement.

On May 11, 2004, the Company organized PayCell, Inc. in the state of California. The Company capitalized PayCell by granting it the rights to use certain mobile commerce, mobile credit technology and payment gateway technology. As a result, PayCell became a wholly owned subsidiary.

On September 10, 2004, the Company exchanged all of the issued and outstanding common stock of PayCell for 10,000,000 shares of Knight Fuller common stock. As a result, PayCell became a wholly owned subsidiary of Knight Fuller and Knight Fuller became a majority owned subsidiary of the Company.

Note 3: Inventories
        -----------

Following are the components of inventory as of September 30, 2004:

                Finished products      $ 39,366
                Spare parts              95,353
                                       --------
                                       $134,719
                                       ========
Note 4: Debt
        ----

Debt consisted of the following as of September 30, 2004:

         Notes payable to individuals   $ 149,410
         Notes payable, other               4,005
         Capital lease payment             20,835
                                        ---------
                                          174,250
                                        =========
Note 5: Shareholders' Equity
        --------------------

On September 1, 2004, the Company issued 200,000 shares of common stock to a consultant as stock-based compensation. The transaction was valued at the quoted market price of the Company's common stock.

On September 9, 2004, the Company issued 100,000 shares of common stock to a consultant for consulting services. The transaction was valued at the quoted market price of the Company's common stock.

On September 9, 2004, the Company issued 2,000,000 shares of common stock to a consultant or consulting services. Subsequently, 1,640,000 of those shares of common stock were returned to the Treasury and cancelled. The transactions were valued at the quoted market price of the Company's common stock.
                                                                             7
Note 6: Income Taxes
        ------------

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0- income taxes.


Note 7: Subsequent Events
        -----------------

On November 1, 2004, the Company's subsidiary, Knight Fuller, Inc., agreed to advance approximately $406,000 to its South African subsidiary, Orbtech Holding, Ltd., and $406,000 to Orbtech's subsidiary, CreditPipe (Pty) Ltd., to develop a mobile credit network in exchange for the rights to use certain technology and common stock of CreditPipe which will be equal to 50% of its outstanding common stock.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties(including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form10-KSB and other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein. This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in the report.

Recent Events

On September 10, 2004, Knight Fuller, Inc. signed an agreement to acquire 100% of the outstanding common shares of PayCell, Inc. from Celtron International, Inc., in exchange for 10,000,000 common shares of Knight Fuller, which resulted in Knight Fuller becoming a majority owned subsidiary of Celtron International. PayCell's assets consist of a license which entitles it to exploit technology owned by Celtron in North, Central and South America, as well as Asia and the Pacific Rim. The technology consists of a mobile commerce solution which allows merchants to process credit card transactions over acellular telephone, and online credit card processing and check guarantee services. No funds were involved in the transaction, which was completed on September 13, 2004.

On November 1, 2004, Knight Fuller and its subsidiary, PayCell, Inc., entered into an agreement with Celtron International, Inc., Orbtech Holdings, Ltd., and Orbtech's subsidiary, CreditPipe (Pty) Ltd., to acquire 50% of CreditPipe's Postillion Financial Switch, and 50% of the common stock of CreditPipe, with an option to purchase up to an additional 10% of CreditPipe.

The Postillion Financial switch, licensed from Mosaic Software, will enable CreditPipe and PayCell to become their own acquiring house with direct entry into the banking network to switch and effect financial transactions, specifically on mobile commerce and credit card transactions originating form the businesses of CreditPipe and PayCell.
                                                                             8
Knight Fuller and PayCell have committed the sum of ZAR 5 million (5 million South African Rand, equivalent to approximately$812,000 USD) to Orbtech and CreditPipe for the establishment of the network, in exchange for ownership of 50% of the license and50% of the common share capital of CreditPipe, with an additional option to purchase up to 60% of the common share capital of CreditPipe. The ZAR 5 million is to be paid over a five month period at ZAR 1 million per month, beginning November 1, 2004.

As part of the transaction, Celtron sublicensed to PayCell, all of its mobile credit, mobile e-commerce and cellular credit card and check payment technology for PayCell's use worldwide, with the exception of the African continent, where PayCell will share the Postillion Switch and payment network with CreditPipe. The technology, used in conjunction with the Postillion Switch, will enable PayCell to turn cellular telephones into a point-of-sale device for credit card and check transactions worldwide.

Results of Operations

Three months ended September 30, 2004 and 2003

During the quarter we had net sales of $1,163,529 and a gross profit of $1,051,157. Due to a non-cash expense of $(339,400) for stock based compensation, what would have been a $56,320 profit was accounted for as a $388,243 loss.

Nine months ended September 30, 2004 and 2003

Comparative information for the nine months ended September 30, 2003 is not available from the company's operating South African subsidiary, due to the change in its fiscal year, the lack of comparative information for the nine month period at that time, and a different basis for determining costs than the current fiscal year, thus making a comparison for the periods not meaningful. During this period we also booked a one-time expense of $4,071,992 for stock issued for services to develop our tracking technology, which expense was reflected as an extraordinary expense, and this accounts for 76% of our total net loss of $5,319,394.

Liquidity and Capital Resources

Celtron International, Inc.'s (the "Company" or "Celtron") consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Celtron uses cash and cash equivalents as its primary measure of liquidity. Since inception, we have financed our growth with loans from our shareholders. As of September 30, 2004, we had $116,403 cash on hand and total current liabilities of $838,286,compared with $31,512 cash on hand and current liabilities of 60,722 as of December 31, 2003. We believe that our current cash needs for at least the next twelve months can be met by our operations and the capital we expect from the agreement with Knight Fuller and PayCell. Except as discussed above, management is not aware of any other known trends, events, commitments or uncertainties that will have a significant impact on liquidity.

                                                                             9
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Celtron is subject to very little, if any, market risk as its cash and cash equivalents are invested in short-term money market mutual funds.

ITEM 4. CONTROLS AND PROCEDURES

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

There have not been any changes in the Registrant's internal control over financial reporting (as defined in Rule 13-a 15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting. F-5

                         PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.



(a) Exhibits:

31.1     Rule 13a-14(a)/15d-14(a) Certification

31.2     Rule 13a-14(a)/15d-14(a) Certification

32.1     Section 1350 Certification.

32.2     Section 1350 Certification

(b) Reports on Form 8-K:

9/15/04  Acquisition of PayCell

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     CELTRON INTERNATIONAL, INC.




BY:  Allen Harington
     --------------------------------------
     Allen Harington
     Chief Executive Officer

     Date: November 23, 2004
                                                                            10

                                                                 Exhibit 31.1

                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Celtron International, Inc. on Form 10QSB for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof, the undersigned certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

 1. The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

 2. The information contained in the report fairly presents, in all material respects, the financial condition and results of the Company.


Dated: November 23, 2004          By: Allen Harrington
                                      --------------------------
                                      Allen Harrington
                                      Chief Executive Officer


                                                                            11

                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Celtron International, Inc. on Form10QSB for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof, the undersigned certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

 1. The report fully complies with the requirements of Section 13(a) or 15(d)of the Securities Exchange Act of 1934; and

 2. The information contained in the report fairly presents, in all material respects, the financial condition and results of the Company.


Dated: November 23, 2004         By: Amanda Harrington
                                     ----------------------------
                                     Amanda Harrington
                                     Chief Financial Officer

                                                                             12
                                                               Exhibit 32.1


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

 3. Based on my knowledge, the financial statements, consolidated financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period as presented in this report;

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

 Date: November 23, 2004


 Allen Harrington
 ------------------------
 Allen Harrington,
 Chief Executive Officer
                                                                            13

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

 3. Based on my knowledge, the financial statements, consolidated financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period as presented in this report;

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

 Date: November 23, 2004


 Amanda Harrington
 ------------------------
 Amanda Harrington,
 Chief Financial Officer



                                                                            14