Form 10-Q/A
period 2004-09-30
CELTRON INTERNATIONAL INC
filed 2005-01-03
CIK 1084088

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

                           CELTRON INTERNATIONAL, INC
                   Index to Consolidated Financial Statements

                                                                    Page
                                                                  --------
Condensed, Consolidated Balance Sheets
 at September 30, 2004 (unaudited)                                  F-1

Condensed, Consolidated Statements of Operations,
 for the nine and three months ended September 30, 2004
 and 2003 (unaudited)                                               F-2

Condensed, Consolidated Statements of Cash Flows
 for the nine months ended September 30, 2004
 and 2003 (unaudited)                                               F-3

Condensed Consolidated Statements of Other Comprehensive Loss       F-4

Consolidated Statement of Changes in Shareholders'
 Equity for the period                                              F-5

Notes to Condensed, Consolidated Unaudited Financial Statements     F-6

                                                                             2

                          CELTRON INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                               SEPTEMBER 30, 2004
                             (RESTATED SEE NOTE 1)

                                      Assets

Current assets:
   Cash and cash items                                 $   116,403
   Investment in nonmarketable securities                  132,739
   Accounts and notes receivables                          444,191
   Inventories                                             134,719
   Other current assets                                    136,662
                                                          ---------
                 Total current assets                      964,714
Property and equipment                                     321,561
Intangible assets                                          605,101
                                                          ---------
                                                       $ 1,891,376
                                                       ==============
                   Liabilities and Shareholder's Deficit

 Current liabilities:
   Accounts and notes payable                          $   729,757
   Other current liabilities                               104,525
                                                          ---------
                 Total current liabilities                 834,282
Long-tern debt                                             174,249
Indebtedness to related parties                            547,329
                                                          ---------

                 Total liabilities                       1,555,860
                                                          ---------


Minority interest in consolidated subsidiaries              19,530

Shareholders' equity:
    Common stock                                            32,183
    Additional paid-in capital                          11,986,244
    Retained deficit                                   (11,685,933)
    Accumulated Other Compressive Loss                           -
            Cumulative Translation Adjustment              (16,508)

              Total shareholders' equity                   315,986
                                                          ---------
                                                       $ 1,891,376
                                                       ==============

            See notes to condensed consolidated financial statements
F-1
                                                                             3



                          CELTRON INTERNATIONAL, INC
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                             (RESTATED SEE NOTE 1)

                                             Nine Months Ended           Three Months Ended
                                             September 30,               September 30,
                                             -----------------           -------------------
                                             2004          2003          2004          2003
                                          ---------     ---------      ---------     ---------
Net sales and gross revenues:
  Net sales                             $ 2,621,601     $            $ 1,163,529     $
  Cost of sales                            (415,739)                    (112,372)
                                          ---------     ---------      ---------     ---------
        Gross profit                      2,205,862                    1,051,157

Costs and expenses:

  Selling expenses                          362,885                      112,771
  General and administrative expenses     2,184,147                      867,744
  Stock-based compensation:
     Consulting services                    340,300                      339,700
     Rent                                       900                          300
     Research and development             4,071,922
   Provision for doubtful
    accounts and notes                      296,452
                                          ---------     ---------      ---------     ---------
            Total costs and expenses      7,256,606                    1,320,515
                                          ---------     ---------      ---------     ---------
            Operating loss               (5,050,744)                    (269,358)
Other income and expenses:
     Nonoperating income (expense), net    (109,021)                    (105,613)
     Interest income and (expense), net    (288,201)                    (242,799)
                                          ---------     ---------      ---------     ---------
            Loss before income taxes     (5,447,966)                    (617,770)
Income tax provision                         97,862
                                          ---------     ---------      ---------     ---------
            Net loss                   $ (5,350,104)     $            $ (617,770)      $
                                        =============  ===========    ===========  ===========
Basic and diluted loss per share       $      (0.25)     $            $    (0.02)      $
                                        =============  ===========    ===========  ===========
Weighted average common
 shares outstanding                      21,309,712     16,145,793     25,289,975  16,145,793
                                        =============  ===========    ===========  ===========

            See notes to condensed consolidated financial statements
F-2
                                                                             4




                          CELTRON INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                            (RESTATED SEE NOTE 1)

                                                    Nine Months Ended
                                                    September 30,
                                                 2004            2003
                                               --------        --------
    Net cash used in
     operating activities                    $ (88,250)        $
                                               --------        --------
Cash flows from investing activities:
       Proceeds from the sale of
       property and equipment                   24,095

      Acquisition of Subsidiaries             (883,103)

      Additions to property and equipment     (319,582)
                                               --------        --------
    Net cash used in investing activities   (1,178,590)
                                               --------        --------
Cash flows from financing activities:

      Proceeds from related party
       advances (Note 2)                     1,239,022

      Proceeds from loans                      159,500

      Loans Granted                            (47,994)
                                               --------        --------
    Net cash provided by
     financing activities                    1,350,528
                                               --------        --------
     Net change in cash and
      cash equivalents                          83,688

Cash and cash equivalents:
      Beginning of period                       32,715
                                               --------        --------
      End of period                        $   116,403         $
                                               ========        ========

Supplemental disclosure of cash flow information:
      Cash paid during the period for:

            Income taxes                   $                   $
                                               ========        ========
            Interest                       $                   $
                                               ========        ========
F-3

                          CELTRON INTERNATIONAL, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS
                                  (Unaudited)
                             (Restated See Note 1)

                                      Nine Months             Three Months
                                         Ended                   Ended
                                      September 30,           September 30,
                                  ---------------------    --------------------
                                      2004       2003        2004         2003
                                  -----------  --------    ---------    -------
 Net loss                         $(5,350,104)  $          $(617,770)    $
                                  -----------  --------    ---------    -------
   Other comprehensive loss:
     Cumulative translation
      adjustment                      (16,508)
                                  -----------  --------    ---------    -------
    Total other
      comprehensive loss          $(5,333,596)  $          $(617,770)    $
                                  ===========  ========    =========    =======

            See notes to condensed consolidated financial statements
F-4
                                                                             5


                          CELTRON INTERNATIONAL, INC.
                        CONDENSED CONSOLIDATED STATEMENT
                       OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)
                             (Restated See Note 1)

                                 Common Stock      Additional              Other
                            ---------------------  Paid-in      Retained   Comprehensive
                              Shares    Par Value  Capital      deficit    Income/Loss     Total
                            ----------- --------- ----------  ------------ ------------- ---------
Balance at
 December 31, 2003          18,414,975  $18,415   $6,679,961  $ (6,473,629) $         -   $224,747
Prior Period Adjustment              -        -            -             -     (137,800)   137,800
Issuance of common stock
 for services               11,660,000   11,660    4,401,462             -            -  4,413,122
Issuance of common stock     2,107,830    2,108      883,180             -            -    885,288
for debt
Contributed capital                  -        -       21,641             -            -     21,641

Cumulative Translation
 Adjustment                          -        -            -             -      (16,508)   (16,508)
Net loss                             -        -            -    (5,350,104)           - (5,350,104)
                            ----------- ---------  ----------   -----------    ----------  ----------
Balance at September
 30, 2004                 $ 32,182,805  $32,183  $11,986,244  $(11,685,933)   $ (16,508)   315,986
                          ============  =======   =========== =============   ===========  =======

F-5          See notes to condensed consolidated financial statements
                                                                             6



                          CELTRON INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                             (RESTATED SEE NOTE 1)

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

Our subsidiary, Knight Fuller, Inc. ("KFI"), inadvertently omitted a financing transaction from its financial statements as of September 30, 2004 and we inadvertently included KFI operating activity in our statement of operations for a period prior to our acquisition. Accordingly, we have restated our financial statements to correct these errors. As a result of the error corrections, our total assets decreased from $2,064,605 to $1,891,376 at September 30, 2004. Additionally, our net loss increased to $5,447,966 from $5,319,394 for the nine months ended September 30, 2004 and to $617,770 from $388,243 for the three months ended September 30, 2004.

Note 2: Related party transactions
        --------------------------
During the nine months ended September 30, 2004, we acquired certain technology from a principal shareholder in exchange for 11,000,000 shares of its common stock. The transaction was valued based on the predecessor cost of the technology transferred. The cost to develop the software totalled $4,071,992. This transaction is reflected as stock-based compensation in the accompanying financial statements.

During the nine months ended September 30, 2004, certain related parties advanced us a total of $1,239,022 for working capital. On July 29, 2004, we issues 350,469 shares to KFI in repayment of $141,231 to Opus International LLC and on August 24, 2004, Celtron issues 2,107,830 shares to Celtron Holding, Ltd in repayment of $703,132. As of September 30, 2004, we were indebted to related parties in the total amount of $549,041.

Effective January 15, 2004, we acquired all of the issued and outstanding common stock of CJ Systems, a South African development stage company formed to take the exclusive distributorship in South Africa for the Jade Card Payment terminal market, for 2,250,000 shares of common stock.

On May 11, 2004, we organized PayCell, Inc. in the state of California. As a result, PayCell became a wholly owned subsidiary. We granted PayCell the rights to use certain mobile commerce, mobile credit technology and payment gateway technology.
                                                                             8
On September 10, 2004, we exchanged all of the issued and outstanding common stock of PayCell for 10,000,000 shares of KFI common stock, representing approximately 94 percent of the then issued and outstanding KFI common stock. As a result, PayCell became a wholly owned subsidiary of KFI and KFI became our subsidiary. KFI is a public shell corporation that was incorporated in April 2002. KFI's assets consist of 350,469 shares of our common stock and 221,233 restricted shares of Sutter Holding Corp. common stock. Sutter Holding Corp. holds these shares in escrow pending their registration with the Securities and Exchange Commission at which time they will be distributed to shareholders of record as of July 30, 2004.

We acquired KFI for a primary purpose. KFI is the business unit in which we will conduct our mobile credit operations.


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
                                        ---------
                                          174,250
                                        =========

Note 5: Shareholders' Equity
        --------------------
On September 1, 2004, we issued 200,000 shares of common stock to a consultant as stock-based compensation. The transaction was valued at the quoted market price of the Company's common stock.

On September 9, 2004, we issued 100,000 shares of common stock to a consultant for consulting services. The transaction was valued at the quoted market price of the Company's common stock.

On September 9, 2004, we issued 2,000,000 shares of common stock to a consultant or consulting services. Subsequently, 1,640,000 of those shares of common stock were returned to the Treasury and cancelled. The transactions were valued at the quoted market price of the Company's common stock.

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

Note 7: Subsequent Event
        ----------------
On November 1, 2004, PayCell agreed to advance approximately $812,000 to our South African subsidiary, Orbtech Holding, Ltd. to develop communications software in exchange for the rights to use certain technology.

                                                                             9
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

Knight Fuller and PayCell have committed the sum of $812,000 USD to Orbtech and CreditPipe for the establishment of the network, in exchange for ownership of 50% of the license and 50% of the common share capital of CreditPipe, with an additional option to purchase up to 60% of the common share capital of CreditPipe. The $812,000 is to be paid over a five month period at $162,400 per month, beginning November 1, 2004.

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

Results of Operations

Three months ended September 30, 2004 and 2003

During the quarter we had net sales of $1,163,529 and a gross profit of $1,051,157. Due to a non-cash expense of $(339,700) for stock based compensation, what would have been a $70,342 operating profit was accounted for as a $269,358 operating loss. Total losses for the quarter amounted to ($617,770) due to one time expenses taken in the newly acquired subsidiary Knight Fuller, Inc. These one time expenses don't affect the company's on operations and financial condition.

Nine months ended September 30, 2004 and 2003

Comparative information for the nine months ended September 30, 2003 is not available from the company's operating South African subsidiary, due to the change in its fiscal year, the lack of comparative information for the nine month period at that time, and a different basis for determining costs than the current fiscal year, thus making a comparison for the periods not meaningful. During this period we also booked a one-time expense of $4,071,992 for stock issued for services to develop our tracking technology, which expense was reflected as an extraordinary expense, and this accounts for 76% of our total net loss of $5,350,104.

Liquidity and Capital Resources

Celtron International, Inc.'s (the "Company" or "Celtron") consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Celtron uses cash and cash equivalents as its primary measure of liquidity. Since inception, we have financed our growth with loans from our shareholders. As of September 30, 2004, we had $116,403 cash on hand and total current liabilities of $834,282,compared with $31,512 cash on hand and current liabilities of 60,722 as of December 31, 2003. We believe that our current cash needs for at least the next twelve months can be met by our operations and the capital we expect from the agreement with Knight Fuller and PayCell. Except as discussed above, management is not aware of any other known trends, events, commitments or uncertainties that will have a significant impact on liquidity.

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

There have not been any changes in the Registrant's internal control over financial reporting (as defined in Rule 13-a 15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting. F-6

                         PART II - OTHER INFORMATION

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

     Date: December 15, 2004

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


Dated: December 15, 2004          By: Allen Harrington
                                      --------------------------
                                      Allen Harrington
                                      Chief Executive Officer



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


Dated: December 15, 2004         By: Amanda Harrington
                                     ----------------------------
                                     Amanda Harrington
                                     Chief Financial Officer

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

 Date: December 15, 2004


 Allen Harrington
 ------------------------
 Allen Harrington,
 Chief Executive Officer

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

 Date: December 15, 2004


 Amanda Harrington
 ------------------------
 Amanda Harrington,
 Chief Financial Officer