Form 10KSB
period 2004-12-31
CELTRON INTERNATIONAL INC
filed 2005-06-01
CIK 1084088

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 FOR THE
                      FISCAL YEAR ENDED DECEMBER 31, 2004



                          CELTRON INTERNATIONAL, INC.
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)



            Nevada                                          91-1903590
 ------------------------------                      ------------------------
(State or other jurisdiction of                      (IRS Employer I.D. No.)
 incorporation or organization)



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

                    Title of each class to be so registered

                                  Common Stock
                                   ------------
Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes X     No
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

The issuer's revenues for the Fiscal Year ended December 31, 2004 were $2,436,549. The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the issuer as of December 31, 2004, computed by reference to the market value of the registrant's common stock according to the over-the-counter bulletin board, administered by the NASD, was approximately $26,486,619.

As of December 31, 2004, there were 33,108,274 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one)  Yes    No  X
                                                                    -----
                                                                            1
                               TABLE OF CONTENTS
                               -----------------

PART I                                                           PAGE
                                                                ------

Item 1     Description of Business .............................   3

Item 2     Description of Property.............................   26

Item 3     Legal Proceedings ..................................   26

Item 4     Submission of Matters to a
           Vote of Security Holders............................   27
PART II

Item 5     Market for Common Equity and
           Related Stockholder Matters ........................   27

Item 6     Management's Discussion and
           Analysis of Financial Condition
           and Results of Operations ..........................   31

Item 7     Financial Statements and
           Supplementary Data .................................   33

Item 8     Changes in and Disagreements with
           Accountants on Accounting and
           Financial Disclosure ...............................   33

Item 8A    Controls and Procedures ............................   34


PART III

Item 9     Directors and Executive Officers
           of the Registrant .................................    35

Item 10    Executive Compensation ............................    36

Item 11    Security Ownership of Certain
           Beneficial Owners and Management ..................    36

Item 12    Certain Relationships and
           Related Transactions ..............................    37

Item 13    Exhibits and Reports on Form 8-K ..................    38

SIGNATURES ...................................................    54

                                                                            2
PART 1
------

FORWARD LOOKING STATEMENTS
--------------------------
This annual report statement contains forward-looking statements. Celtron's expectation of results and other forward-looking statements contained in this registration statement involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially from those expected are the following: business conditions and general economic conditions, competitive factors, such as pricing and marketing efforts, and the pace and success of product research and development. These and other factors may cause expectations to differ.


ITEM 1.  DESCRIPTION OF BUSINESS

IN GENERAL
----------
Through our subsidiaries, we are in the business of marketing products and services in mobile commerce, vehicle locating and management, and asset tracking and telemetry solutions. Our products and services incorporate the latest, state of the art technology, including cellular, global positioning, and satellite technology with our tracking and management systems, and the latest mobile technology and its applications in providing mobile technology solutions.


ORGANIZATION
------------
Celtron was incorporated in the State of Nevada on April 8, 1998. On or about June 20, 2001, we acquired the assets of Celtron International, Ltd., an Irish corporation, which included a majority interest in Orbtech Holdings, Ltd., and changed our business focus to that of providing vehicle tracking, management and recovery systems.

OPERATING SUBSIDIARIES
----------------------
Our primary operating subsidiary is Orbtech Holdings, Ltd., of which the company owns 70%. Orbtech owned, during fiscal year 2004, the following operating subsidiaries: Orbtech Tracking Systems (Pty) Ltd., its primary operating subsidiary, a South African technology company that develops, manufactures and sells cellular (GSM / GPRS) and satellite direct communication based, interactive, real-time vehicle tracking, management and recovery systems; BuddiTrac (Pty) Ltd., a wholly owned subsidiary of Orbtech, a non-operating entity which holds the trade name, "Buddi-Track"; Odyssey Solutions (Pty) Ltd., which renders software and systems support to Orbtech Tracking Systems; and CreditPipe (Pty) Ltd., which owns and operates systems to process credit card and other financial transactions with cellular technology and via the Internet. Orbtech has two other operating subsidiaries, which have currently been disbanded; KnowledgeWorx (Pty) Ltd., a wholly owned subsidiary, which trains potential workers on computer systems and operation, and Mineworx
(Pty) Ltd., which markets systems and mobile solutions to monitor mobile workforces. Celtron International, Inc.'s second operating subsidiary during fiscal year 2004 was Knight Fuller, Inc., whose current plan of operations is to operate CreditPipe's business.
                                                                            3

RECENT DEVELOPMENTS
-------------------
In the fourth quarter of 2004, the Company decided to eliminate unprofitable subsidiaries, to streamline its business operations, and to focus its resources on its primary business of vehicle and container tracking and management. In the first quarter of 2005, the following actions were implemented to achieve these goals.


Knight Fuller Inc. and CreditPipe
---------------------------------
On or about May 3, 2004, we incorporated PayCell, Inc., as a wholly owned subsidiary, in the state of California, and capitalized the company with a license to exploit our MobileCredit technology in the geographical territories of North, Central, and South America, Asia and the Pacific Rim. In 2004, we acquired a controlling interest in Knight Fuller, Inc., and capitalized it with 100% of the outstanding common stock of PayCell, Inc., whose assets consisted solely of the license to exploit our MobileCredit technology, dated May 16, 2004.

On November 1, 2004, the company and its operating subsidiary, Orbtech Holdings, entered into an agreement with Knight Fuller and PayCell, in exchange for the sum of ZAR (South African Rand) 5 million (approximately $812,000) to transfer to PayCell 50% of the outstanding common stock of CreditPipe (Pty) Ltd., and 50% of CreditPipe's interest in a Postilion Switch, software licensed from Mosaic Software, which was designed to enable CreditPipe to become its own acquiring house with direct entry into the international banking network to switch and effect financial transactions originating from its customers. As part of the agreement, an amended and expanded license agreement to utilize all of CreditPipe's technology worldwide, with the exception of Africa was entered into on November 1, 2004. This effectively gave PayCell the business of CreditPipe, with the exception of the African continent. Knight Fuller paid approximately $250,000 in performance of the agreement.

On February 23, 2005, in recognition of the decision of management to streamline its operations and to concentrate on vehicle and container tracking and management, and the fact that the Postilion Switch software could not be used by PayCell to effect financial transactions in the United States, the agreements between the company and Knight Fuller dated September 10, 2004, November 1, 2004, and the license agreement dated May 16, 2004 as modified November 1, 2004, were restated and amended, resulting in Knight Fuller's acquisition of 100% of the outstanding common stock of CreditPipe, in exchange for the further sum of $423,000 in cash. The agreement also reduced Celtron's holdings in Knight Fuller common shares from 10 million to 700,000 shares. The restated agreement attributes Knight Fuller's payments to CreditPipe under the former agreements as payment for fees for research and development performed by CreditPipe.

In the first quarter of 2005, the company discovered that two former officers and directors of CreditPipe, who resigned in January 2005, and the former C.E.O. and Chairman of Knight Fuller, who resigned in the last quarter of 2004, started a competing business which the company believes is based on CreditPipe's proprietary technology. Orbtech and CreditPipe have taken legal action in South Africa for damages and injunctive relief, and Knight Fuller has filed a similar lawsuit in the United States, in order to preserve and protect the intellectual property.


DreamWorks Acquisition
----------------------
The Company has signed a letter of intent to acquire DreamWorks Technologies
(Pty) Ltd., a company engaged in the business of the supply of quality, user friendly software solutions. The transaction is expected to close by the beginning of the second quarter. DreamWorks Technologies' current product offering is "Fuel Manager", a program designed to address high levels of fuel fraud and the misuse of fleet cars, and to schedule and record maintenance checks. This increases our capability to provide, along with our tracking and management products and services, full fleet management services.


CJ Systems
----------
On December 1, 2003, Celtron's South African subsidiary, Orbtech Holdings, Ltd. signed an acquisition agreement to acquire CJ Systems (Pty) Ltd., a South African company, for $200,000 and 262,500 shares of our common stock. CJ Systems is engaged in the business of maintaining point of service credit card payment terminals. This agreement was never consummated, and, in the first quarter of 2005, Orbtech determined that the business of CJ Systems was misrepresented and rescinded the transaction.


MineWorx (Pty) Ltd.
-------------------
In the last quarter of 2004, it became apparent that MineWorx would not have the ability to repay loans advanced to it by Orbtech under a ZAR 1 million credit agreement entered into between the parties in February 2004. In the first quarter of 2005, MineWorx continued to be insolvent and unable to earn income from its clients because of outstanding uncollected taxes, and Orbtech enforced its rights under the pledge agreement, obtaining MineWorx' client service contracts, products and intellectual property. Orbtech will run the business of providing mobile solutions to businesses with employees in the field, through our mobile data management systems, utilizing our mobile data terminal products or pocket personal computers, formerly operated by MineWorx.

                                                                            4
DESCRIPTION OF BUSINESS
-----------------------

ORBTRAC TRACKING SYSTEMS (PTY), LTD. ("ORBTRAC") - SOUTH AFRICAN OPERATIONS

Orbtrac offers an interactive solution to the total vehicle market, ranging from the heavy commercial fleet based sector, the light commercial fleet sector and the passenger vehicle sector. Orbtrac is the only company in the vehicle tracking industry that offers an interactive solution to the total vehicle market, ranging from the heavy commercial fleet based sector, the light commercial fleet sector and the private vehicle sector. Orbtrac's products were officially launched in November 2000. Taking all the factors relating to the introduction of a new product into consideration, Orbtrac anticipated low entry levels for the first months. Contrary to expectations however, the market response has exceeded expectations by a factor of 14, indicating that the Company's product to market acceptance assessment was conservative and that the projected sales targets will be easily met. To strengthen its position in the market, Orbtrac is also in the process of forming strategic alliances with existing players in the transportation industry. Other negotiations are also underway with potential strategic partners to ensure growth and stability within the company.


Orbtrac's vehicle tracking and monitoring has the following features:

     -Live online management and monitoring
     -Instantaneous tracking and control
     -Detailed trip history online database
     -Live multiple vehicle activity viewing
     -Customized interactive telemetry options
     -24 control room and backup
     -Logistical and fleet management solutions

Orbtrac also offers the following asset and cost management services:

     -Stock in transit management
     -Asset utilization, monitoring and tracking
     -Maintenance of planning and monitoring
     -Optimization of distribution, planning and coverage activities

                                                                            5
New Products

During the last fiscal year, we completed development of and launched the Buddi IV vehicle recovery system. The technology developed allows the Buddi IV system to report a vehicle's accurate position, using GPRS and GPS technology, every 30 seconds, 24 hours a day.

The combination of Cellular GPRS and Satellite GPS in our new product range now ensures that our Vehicle Tracking Systems remain online all the time with geo-referencing information such as GPS-accurate position, date, time, speed, direction and altitude being updated every 30 seconds, 24-hours a day, 365 days a year, it also gives us the flexibility to offer high speed mobile data services with theoretical maximum speeds of up to 171.2 kilobits per second
(kbps) using all eight timeslots at the same time. This is about three times as fast as the data transmission speeds possible over today's fixed telecommunications networks and ten times as fast as current Circuit Switched Data services on GSM Cellular networks, at rates which are extremely low and very competitive. The fact that the service remains "online-all-the-time" immediately resolves a major problem large fleet operators are currently experiencing with all current known technologies and products in this arena.

The current known products rely on the "seek and find" principle. For instance, if a fleet operator currently needs positional information on a vehicle, he needs to request a positional update. Running a fleet of in excess of 100 vehicles on this principle could become cumbersome and costly. With Orbtrac's new GPRS solution, the vehicle will report in every 30 seconds. The fleet operator will therefore only need to glance at his computer screen to find the vehicle in question, with the knowledge that the visual positional information is not older than 30 seconds.

The new product design allows for the attachment of peripheral devices through standard connection protocols to capitalize on the full spectrum of this exciting new mobile data platform. Our end-users will, for instance, end up with a remotely managed tracking system that offers:

- In-car navigation (interactive mapping)
- In-car messaging
- Internet applications you are used to on your desktop - from web browsing, e-mail to chat
-High-speed data communicator over the mobile network.
- WLAN capabilities.
- Location Based Services.
- Remote accessible Telemetry.
- Remote activated and managed peripheral devices such as POS devices, barcode scanners.

With the current market conditions in mind, companies offering "Standard" vehicle tracking and management solutions are subjected to the normal resistance created by historical experiences in the market place and "grudge" sales forced on consumers by the insurance industry. Having knowledge of the markets, our approach to our product design has always been to break down these barriers by finding solutions in our design and not in our marketing.
                                                                            6
Technology breakthroughs over the last two years have placed us in a position where we can offer solutions to the majority of requirements from the transportation and related industries such as the insurance industry, as follows:

- GPRS online all the time capabilities resolves problem of fleet operators having to "call" the vehicle to obtain position information, by reporting it every 30 seconds.

-  All trip history is maintained on the operating hub

- Instantaneous real-time information on vehicle movement which includes position, speed, unofficial stopping, and excessive idling time.

- Bar code scanner and signature pad system addition to confirm deliveries for delivery vehicles.

-  Point of sale device attachment for payment of services or deliveries.

- Risk management for vehicle finance companies for recovery of collateral in the hands of non-paying customers.

- Monitoring of company vehicle and personnel movement.

                                                                            7
Orbtrac Operations Center
-------------------------
All of Orbtrac's vehicle monitoring and tracking is done by Orbtrac's operations center. The operations center monitors fleet movements, and notifies police in the event of an alarm.

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


Mobile Communications Portal
----------------------------
The Orbtech Communications Portal has been designed to provide each of our customers with customized content, relevant information and data or interactions with other systems and the customer.

The following service providers are used by Orbtrac in the operation of its vehicle tracking systems:

   - USA Government Satellite Network (approximately 38 satellites)

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

   - GSM Cellular High Speed Data, SMS and GPRS National Network with international roaming facilities.

   - Inmarsat Commercial Satellite- Australian Commercial Satellite by Contractual agreement to Startrack, Orbtrac's Supplier for TransTrack products.

TransTrack Satellite Tracking and Monitoring
--------------------------------------------
Orbtrac Tracking Systems is a Sub-Saharan Service Provider for TransTrack. TransTrack provides an all-weather, round-the-clock, two-way communications system that uses state of the art technologies, including satellite and wireless communications to allow clients to track, manage and control remote assets, both fixed and mobile, and to monitor and control conditions, all in near-real time. This system is fully operational in North America, Australia, Europe, soon to be in Asia and now Africa, and provides three main services; TransTrack, EnviroTrack and MarineTrack. TransTrack is the selected focus for Orbtrac's Sub-Saharan Africa marketing and sales launch.

                                                                            8
ORBTRAC'S INDUSTRY
------------------
As with the emergence of any new industry, the vehicle tracking industry, established in the early 90's, is now coming of age. In the first five years of its existence in South Africa, the total vehicles fitted with some form of tracking system amounted to around 170,000. In the past three years this has increased to approximately 450,000 vehicles, and increase of 150%. Greater awareness of the viability of tracking products has been generated, as a result of the increased advertising surrounding these products.

After taking into consideration the escalating crime figures relating to vehicle theft and hijacking as well as the escalation in "soft crime" relating to vehicle abuse, most insurance companies are taking advantage of the available technologies to reduce their risks.

Fleet and corporate vehicle owners are increasingly moving in the direction of applying sophisticated technology as a tool to assist with management issues such as cost savings, driver behavior, productivity and competitiveness, in addition to security issues, such as vehicle theft and abuse, and fuel theft.

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

The greatest other loss contributor to the Fleet Operated transport industry is attributable to un-controlled vehicle abuse. Insurance claims records prove that as much as 65% of their claims result from misappropriation and/or high incidents of Vehicle Abuse.
                                                                            9
Vehicle Crime Statistics-South Africa

   - In excess of 35 vehicles per day are hi-jacked.
   - An estimated 280 vehicles per day are stolen.
   - 33% of newly registered vehicles are stolen.

The cost to the South African economy equates to around ZAR3.5 Billion per annum, (US$299 Million). "Out of pocket" losses to vehicle owners equate to around ZAR1.1 million per day, (US $94,000 per day).

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

                 Sources: South African Police Service 1999/2000.

Vehicle Abuse Results

   - Mechanical Failure
   - High Accident Rate
   - Excessive Fuel Costs
   - Excessive Maintenance Costs
   - Excessive Wear and Tear
   - Excessive Operating Costs (Overtime, Traffic Violation Fines)
   - Illegal use of Vehicles
   - Environmental Damage

The Solutions available:

   - Immobilizers and Central Locking
   - Gear and Steering Locks
   - Anti-hijacking devices (Remote immobilizers, Pepper spray, Gas burners)
   - Stolen Vehicle Recovery systems (Tracker/ Netstar type- passive/ reactive solutions)
   - Cellular GSM Beacon-based Vehicle recovery systems
   - "Manual" Vehicle and driver management by way of telephonic contact, odometer readings, Tachographs
   - GSM Cellular (SMS) Integrated GPS NEAR REAL-TIME Vehicle tracking, recovery and management systems
   - GSM Cellular (High Speed Data/GPRS) Integrated interactive real time vehicle tracking, recovery and management systems.

                                                                           10
ORBTAC MARKET AND MARKETING
---------------------------

Market Research and Analysis
----------------------------
The company has identified the following groups as potential customers of Orbtrac's tracking technology:

   - Vehicle Fleet Owners - Commercial Companies, Rental Agencies, Security Companies, National and Regional Government, Police, Military Defense Forces.

   - Transport Fleet Owners- Commercial Trucking and Logistics.

   - Individual Vehicle owners- High Quality vehicles and Sports Utility
     Vehicles

   - Individual Vehicle owners- Medium and High Quality vehicles and Light Delivery Vehicles


Market size and trends - Vehicles

In 1999/2000 the total vehicle market comprised around 8.1 Million vehicles in several categories.

   Passenger vehicles                             5,840,587
   Light commercial (2,250-3,500kg)               1,215,571
   Light commercial (less than 2,250 kg)            777,257
   Commercial (Above 3,500 kg)                      294,971
                                                  ----------
Total Market in 1999/ 2000                        8,128,386 vehicles

Market size and trends - Tracking Products

The approximate numbers of Reaction and Recovery systems versus vehicle tracking and management is given below.

   Reaction and Recovery systems-         350,000 vehicles
   Tracking and Management systems-       105,000 vehicles

                 Sources: Current market research Auto Magazine.

                                                                           11
Market Analysis
---------------
The Vehicle Management and Tracking System applications can be divided into different categories. The different market segments are:

      - Privately owned vehicles
      - Fleet owned sedan vehicles
      - Fleet owned commercial light delivery vehicles
      - Fleet owned commercial medium delivery vehicles
      - Fleet owned commercial heavy delivery vehicles
      - Fleet owned heavy duty or long-haul type

The applications of tracking systems could be categorized as follows:

- Recovery - system needs to be activated by owner or reaction force controller prior to "reaction-force" mobilizing;

- Preventative - system has "self-alarm" capabilities in event of emergency

- Managerial -vehicle management controlled remotely

The method of data communications varies on the systems and could be grouped as follows:

      - VHF Radio pad
      - Radio Trunking
      - Cellular SMS
      - Cellular DATA

                                                                           12
Consolidated Market Overview
----------------------------
General Market - This market is the general passenger vehicle market, which is already saturated with competitors. It features lower prices, low profits, intense competition, and high marketing costs. This is seen as a competitive market with high marketing costs, requiring high volume sales and a large investment, and we have decided to leave this market to our competitors.

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


Marketing Plan
--------------
Currently the market distribution is shared by a variety of operators. When considering that the market segment Orbtrac will enter accommodates millions of vehicles, and is shared by only a few true competitors, the 2.5% market share Orbtrac envisages capturing should have little resistance. The companies that operate systems similar to that of Orbtrac are primarily technology bound, mainly due to their methodology of operation.

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

                                                                           13
ORBTRAC PUBLIC RELATIONS AND ADVERTISING
----------------------------------------

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

    - Fleet Owners/Managers
    - Large Corporates
    - Media selection

Advertising is proposed for a range of automobile, transportation and logistics trade magazines that focus on the core market of potential customers. Advertising is also proposed for niche newspaper sections that appeal to vehicle sellers, purchasers and enthusiasts.


ORBTRAC PRODUCTS
----------------

Tracking Technology
-------------------
Celtron's platform technology is a flexible, mobile-cellular data communications device, coupled with a proprietary software system and integrated management services for the system. This technology is currently being integrated with GPS and applied in a sophisticated automated vehicle tracking, management and recovery system offering a flexible, interactive solution to the total vehicle market, ranging from heavy commercial fleet based vehicles, light commercial vehicles, to passenger vehicles.

Product Development
-------------------
The suite of vehicle tracking products and services, consisting of the "Buddi-Track," "Mobi-Track" and the software management system, "Travel Partner," were initially licensed and announced in South Africa during the year 2000 and successfully launched during February, 2001. This market was specifically targeted as a trial run for the product and services suite, due to its extremely high rate of vehicle theft and hijacking. In 2003, we finished development and launched our Buddi 2 and Buddi 3 Tracking Products, and, in 2004, we introduced to the market our latest product, Buddi 4, which uses cellular GPRS and Satellite GPS, to provide a flexible product that is online all the time, and allows the attachment of peripheral devices.

New Products
------------
The Combination of Cellular GPRS and Satellite GPS in our new product range not only ensures that our Vehicle Tracking Systems remain online all the time, it also gives us the flexibility to offer high speed mobile data services with theoretical maximum speeds of up to 171.2 kilobits per second (kbps) using all eight timeslots at the same time. This is about three times as fast as the data transmission speeds possible over today's fixed telecommunications networks and ten times as fast as current Circuit Switched Data services on GSM Cellular networks.

The new product design also allows for the attachment of peripheral devices through standard connection protocols to capitalize on the full spectrum of this exciting new mobile data platform. Our end-users will, for instance, end up with a remotely managed tracking system that offers:

    -   In-car navigation (interactive mapping)
    -   Internet applications - from web browsing, e-mail to chat
    -   normally reserved for desktop computers.
    -   High-speed data communication over the mobile network.
    -   WLAN capabilities.
    -   Location Based Services.
    -   Remote accessible Telemetry.
    -   Remote activated and managed peripheral devices such as Point of Sale
       (POS) devices, and barcode scanners

Revenue is derived from a monthly monitoring subscription fee payable to the licensed operating companies over the period of an initial 24-month renewable contract, as well as the original sale of the product and installation charge.
                                                                           14
Secondary revenue is derived from the sale of onboard hardware, license of software packages, the sale of optional peripheral devices and services to fleet companies in various revenue streams.

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

GPRS Product Improvements
-------------------------
During the last fiscal year, we launched out our third generation
General Packet Radio Services (GPRS) based system. Vehicle tracking systems were significantly upgraded to include telematics, which combine wireless telecommunications and information technology to bring key information to consumers.

GPRS enabled networks offer 'live-online,' higher capacity, Internet-based content and packet-based data services. This enables services such as color Internet browsing, e-mail on the move, powerful visual communications, multimedia messages and location-based services.

Our new product design also allows for the attachment of peripheral devices through standard connection protocols to capitalize on the full spectrum of this new mobile data platform. For example, end-users will have a remotely managed tracking system that offers in-car navigation and also Internet applications which formerly were only available on desktop computers, such as web browsing, e-mail, and a high speed data communicator over the mobile network. The successful conclusion of the testing of the developed hardware and software platforms enabled this first phase of production of the new product range to commence.
                                                                           15
Aviation Tracking Technology
----------------------------
Orbtech Holdings Limited has purchased the technology charter and provisional patents for a technology that allows for the low-cost tracking of air traffic at smaller airports where the cost of radar systems is not viable. This technology is believed to provide an air traffic controller with an additional aid for traffic management in and around a controlled airspace. The system provides the air traffic controller with high definition, detailed graphical information, in various view options, of aircraft and their positions in the area.

The system is based on Global Positioning System (GPS) information, collected by the aircraft's onboard navigation systems, that is communicated via standard airband radios, utilizing a specially designed digital interface to display the information on a base station PC-based application or user interface. It is designed to minimize the safety risks associated with uncontrolled and unmonitored flights in the informal flying sector that includes private aircraft, micro-lights and Para-gliders. If a pilot should go down at any time, the immediate positional information would be available to emergency search and rescue teams as well as medical facilities in the immediate vicinity. Each aircraft is graphically displayed at its true position, together with its registration, type, altitude, distance from the air traffic controller or base station and ground speed. Additionally, the air traffic controller or operator will be informed of possible collisions and close separation distances. The system also automatically logs aircraft arrivals and departures and records all voice communication in a relational database. We have a proprietary Web-based application called Student File that manages the registration, logging and tracking of student pilots, training aircraft, medical requirements and validations of instructors and other information. Both of these solutions are suited for pilot training centers where an operator can manage and validate not only who is flying which aircraft, but also actually monitor and track the aircraft being utilized in a real-time environment.


ORBTRAC PATENTS
---------------
The Company relies primarily on a combination of trademark, copyright, and trade secret laws, employee and third-party non disclosure agreements and other methods to protect its proprietary rights. It has no patents on its technology.

                                                                           16
GOVERNMENT REGULATION
---------------------
Governmental regulation has little or negligible effect on Orbtrac's business.


COMPETITION
-----------
Orbtrac competes with other companies which have greater financial resources and whose names are more familiar to the public. Most of our competitors currently use only cellular technology, as opposed to a global positioning
(GPS) system. The company competes in South Africa with such companies as "Tracker" and "Track Ton." It will compete in the United States with the tracking system most widely used, "LoJack."


ODYSSEY SOLUTIONS (PTY) LTD.
----------------------------


Software Solutions and Development
----------------------------------
Odyssey is Orbtrac's Systems and Solutions Development division. Our collective subscription base is electronically managed by Odyssey from a central operations and database management platform, thereby enhancing the management functionality of the Company.

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

Mobile Communications and Data

Odyssey has also taken over the former mobile management and communications business of MineWorx (Pty) Ltd.

In the last quarter of 2004, it became apparent that MineWorx would not have the ability to repay loans advanced to it by Orbtech under a ZAR 1 million credit agreement entered into between the parties in February 2004. In the first quarter of 2005, it appearing that MineWorx continued to be insolvent and unable to earn income from its clients because of outstanding uncollected taxes, Orbtech enforced its rights under the pledge agreement, obtaining MineWorx' client service contracts, products and intellectual property. Orbtech's subsidiary, Odyssey Solutions (Pty) Ltd. will run the former business of MineWorx, providing mobile solutions to businesses with employees in the field, through our mobile data management systems, utilizing our mobile data terminal products or pocket personal computers.

The Business Concept

With the advent of PDA technology and the combination of data communication via radio frequency or Cellular Data call the MineWorX concept was enabled. Executives, Management and key personnel could now access information, process data and transact from anywhere as and when required. MineWorX develops customized mobile applications across a broad spectrum of industries.

The opportunity and the strategies.

The opportunity for mobile solutions was identified around 7 to 8 years ago while consulting to various industries both nationally and internationally. At that stage the enabling technology was not available at a reasonable price to effectively go to market.
With the release of pocket PC and GSM data capabilities and the growth of the market the development of mobile solutions and enabling technology became a viable proposition. The company owns a proprietary end-to-end mobile solutions platform.

                                                                           18
ODYSSEY SOLUTIONS INDUSTRY
--------------------------
Mobile solutions
----------------
The mobile solution and peripherals market has been identified as one of the fastest-growing markets over the next decade globally. The development of mobile solutions has been funded by capital infusions from Orbtech. Various mobile solutions were identified in specific markets and mobile engines were developed accordingly.

The integration abilities of the company have allowed a strategy to be adopted whereby an end-to-end, fully integrated mobile service can be delivered. This go-to-market strategy has been developed on the basis of reusable code and packaged applications that would insure long-term revenue streams based on annuity income and support fees.

These mobile solutions are based on core mobile core mobile technologies which are highly adaptable ranging from integrated GSM Cellular / GPS solutions to radio communications for remote data access, information provision and management.

Our major competitive advantages exist in our ability to not only develop, customize, and tailor mobile solutions, but also in its ability to deliver fully integrated end-to-end mobile solutions.

South African Operations

As mining was an initial market sector that we identified with major growth opportunities, we initially developed a durable PDA unit based on a Palm platform.

We have a 3-seat support desk situated in Midrand, Gauteng. Due to the flexibility offered by today's technology - we provide 24x7 support to our applications. Locally MineWorX has offices in Midrand, Gauteng. We also have direct representation in London, Dubai and Mumbai.
                                                                           19

The Products
------------
Our Mobile solutions were introduced into the market in February
2001. We have 2 major solutions offerings in the mobile technology solution arena. The first is in the Harsh Environment sector where we have units based on modified PDA platforms with optional RF/GPRS connectivity. Our second offering is based on the high end PDA sector utilizing available Palm and CE/Pocket PC devices. To support our mobile technology solution approach we also offer integration and development services. These have proved exceptionally successful and we currently have 3 long-term development contracts underway.


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

Each activity can be automatically time-stamped for improved customer enquiry information and internal administration
                                                                           20

Vehicle Mount Technology
------------------------
The MDT's that we develop are based on existing technology.

Where an existing hardware solution is not available we would develop the hardware. The base of the unit would be either a Palm OS or a Windows CE platform, i.e. we would use a Handspring Visor (Palm OS) platform and add a GSM, GPS and RF module or use an Amigo PD 600-C (Pocket PC) platform and add the GSM, GPS and RF modules.


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

  - Data transmission is fast

  - Reduced time needed for dispatch

  - High level of data quality
                                                                           21
Catman
------

Our Catman product has been designed for Inventory Verification automation to provide vital information to management, engineering personnel and stores management when receiving, issuing and verifying stock items. Catman has the capability to link pictures (BMP format) to a stock item. Besides the usual stock identification fields each item can have additional characteristic description fields containing technical or other information. Catman can operate in batch mode or communicate via Radio Networks or GSM using a PDA or hand held computer.

Catman is standard with an Access Data base - the Access License would be packaged into your MS Office 2000 or later version. CATMAN has been designed to run on Windows 2000/NT. Excel and Outlook would be packaged into your MS Office 2000 or later version . Catman licenses are for a single site / warehouse / store - irrespective of number of company locations or centralised server configuration. Therefore each would require a site licence.


We develop all mobile solutions according to customer specific requirements. Each solution therefore is costed after detailed system specifications are provided. Our systems support all Windows CE or Pocket PC operating systems.

Middle Ware
-----------
We have strong Middle Ware and application integration skills. This has been one of the critical success factors for stable solution development. Oracle 6i, Microsoft.NET, VB, ASP, C, C++ and SQL are our primary development and integration skills. We have integrated solutions in to Maximo, Smallworld, SAP, Oracle and other applications.


ODYSSEY SOLUTIONS INDUSTRY
--------------------------
The Information Technology market is rapidly moving towards mobile technology as the capability of the Internet and other systems increase and business realizes the power of mobile information access. Our customers are also gearing up for mobile and self-service application access and we are able to offer them the solution that they are looking for.

The mobile application market is also growing rapidly as new mobile devices are being introduced that allow for new solutions. The market is still in its infancy and is estimated to grow at approximately 500% per annum from a current base of $ 500 million globally.

We have a 3-seat support desk situated in Midrand, Gauteng. Due to the flexibility offered by today's technology - we provide 24x7 support to our applications. Locally we have offices in Midrand, Gauteng, and direct representation in London, Dubai and Mumbai.

                                                                           22
Patents
-------
We hold no patents for our products, and rely on the preservation of our trade secrets to protect our technology.

Competition
-----------
We have not identified any specific companies who compete against it in the realm of providing mobile information technology to employee work forces in harsh environments.


CREDIT PIPE (PTY) LTD.
----------------------
CreditPipe is a company providing internet, mobile commerce, e-commerce services and web development services to South Africa. CreditPipe's services cover cellular based services and web services.

On or about May 3, 2004, we incorporated PayCell, Inc., as a wholly owned subsidiary, in the state of California, and capitalized the company with a license to exploit our MobileCredit technology in the geographical territories of North, Central, and South America, Asia and the Pacific Rim. During 2004, we entered into an agreement with Knight Fuller, Inc., whereby we acquired 10 million shares of Knight Fuller in exchange for 100% of the outstanding common stock of PayCell, Inc., whose assets consisted solely of the license to exploit ur MobileCredit technology, dated May 16, 2004.

On November 1, 2004, the company and its operating subsidiary, Orbtech Holdings, entered into an agreement with Knight Fuller and PayCell, in exchange for the sum of ZAR 5 million (approximately $812,000) to transfer to PayCell 50% of the outstanding common stock of CreditPipe (Pty) Ltd., and 50% of CreditPipe's interest in a Postilion Switch, software licensed from Mosaic Software, which was designed to enable CreditPipe to become its own acquiring house with direct entry into the international banking network to switch and effect financial transactions originating from its customers. As part of the agreement, an amended and expanded license agreement to utilize all of CreditPipe's technology worldwide, with the exception of Africa was entered into on November 1, 2004. This effectively gave PayCell the business of CreditPipe, with the exception of the African continent. Knight Fuller paid approximately $250,000 in performance of the agreement.

On February 23, 2005, in recognition of the decision of management to streamline its operations and to concentrate on vehicle and container tracking and management, and the fact that the Postilion Switch software could not be used by PayCell to effect financial transactions in the United States, the agreements between the company and Knight Fuller dated September 10, 2004, November 1, 2004, and the license agreement dated May 16, 2004 as modified November 1, 2004, were restated and amended, resulting in Knight Fuller's acquisition of 100% of the outstanding common stock of CreditPipe, in exchange for the further sum of $423,000 in cash.

                                                                           23
CreditPipe offers the following products and services:

MOBILE COMMERCE
---------------

MobileCredit
------------
MobileCredit allows a merchant to accept credit card and check transactions by way of a cellular telephone or the Internet. Mobile Credit utilizes Wireless Internet Gateway technology that resides on a cellular telephone SIM card. This eliminates the need for any web-based banking service or Wireless Application Protocol. Users receive immediate transaction settlement in their bank account and confirmation is received in seconds by a short messaging system protocol. Customers are protected from fraud by the Mail Order Telephone Order rule, which gives them the right to dispute a transaction that takes place in the absence of traditional credit card validation. The service is secure, and is available to subscribers at a discounted monthly subscription rate or for non-subscribers who are charged for each transaction.

A merchant may enter the credit card details into their mobile telephone through a variety of methods. Each method provides a menu driven interface for the user to follow to enter the details. MobileCredit supports a cellular telephone point of service device may be used in conjunction with a merchant's mobile telephone to "swipe" a credit card, or the entry of data without such a device, using the keypad of their cellular telephone. MobileCredit also supports mobile point of service devices.

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

Push Pay
--------
Push Pay technology is a mobile payment interface which allows a customer to make payments to a merchant using the customer's cellular telephone.
                                                                           24

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


E-COMMERCE
----------
The company provides the following E-Commerce services.

MySS and CATS
-------------
Fully functioning ready made web sites are provided to merchants who need payment processing over the Internet, marketed under the trade names MySS (My Superstore) and CATS (Catalog Store).

A merchant who requires a mobile shopping and payment system may order MySS or CATS system with mobile payment capability, allowing a registered user to receive information on any product specials through SMS messaging and to pay for any item using the company's PushPay gateway. The MySS and CATs platforms can also be used as a product and order management system for merchants with sales teams on the road who require access to stock information.

Internet access, hosting and web development

The company also provides Internet access and hosting services, as well as custom tailored web application software and systems development.

                                                                           25
CreditGateway and shopping cart
-------------------------------
CreditGateway and Shopping Cart are online facilities which allow existing website owners to process credit card and check transactions. The model provides for sites with HTML only interfaces to ASP (Active Server Pages) based SSL encrypted secure sites.


COMPETITION
-----------
PayCell, Inc., our operating subsidiary, will compete in the United States with many other companies that have superior financial and other resources. There are many other companies in the United States that provide mobile credit processing services. Aircharge, a leading provider of these services, also owns proprietary software used for mobile credit card and check processing, and offers this technology to resellers, essentially enabling any company to go into the mobile commerce business. Nextel also offers similar products and services. CreditPipe has no significant competition in South Africa.


EMPLOYEES
---------
Celtron presently employs 5 people through Orbtech. Orbtrac employes 50 people, and Odyssey Solutions employs 8 people. KnowledgeWorx, the subsidiary that is being phased out, employed 180.


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

We own 70% of the issued and outstanding stock of Orbtech Holdings (Pty), Ltd., which is the owner of the Buddi Track and Mobi Track systems, and aviation technology. We own 700,000 shares of common stock of Knight Fuller, Inc. Orbtech owns Mobile Data terminals and proprietary software and vehicle mount technology formerly owned by MineWorx.


ITEM 3. LEGAL PROCEEDINGS

There have been no legal proceedings against the company in the past fiscal year. However, in the first quarter of 2005, a complaint was filed against the Registrant, its officers and directors, independent accountants and attorneys in the United States District Court for the District of New Jersey, entitled Jay B. Ross and Protocol Electronics, Inc. v. Celtron International, Inc., Case No. 05-1300, alleging the 1997 breach of a contract allegedly entered into in 1995 between the former majority shareholder of the Registrant, Celtron Holding, Ltd., formerly known as Celtron International, Ltd., which called for the issuance of stock of the former majority shareholder in exchange for services. The complaint alleges causes of actions for breach of contract, promissory estoppel, common law fraud, securities fraud, New Jersey Civil RICO violations and conspiracy, professional negligence against Counsel for the Registrant, professional negligence against the independent accountants for the Registrant, negligence of officers and directors, and tortuous interference with contract. Management and Counsel for the Registrant believe the action to be totally without merit. The complaint has not yet been served on any party. The Registrant will vigorously defend the complaint, and is in the process of filing a motion to dismiss.

                                                                           26
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During fiscal year 2004, our shareholders elected directors, ratified the directors' actions taken during fiscal year 2003, and ratified the appointment of a new accountant.


PART II
------------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock has been quoted on the over-the-counter bulletin board under the symbol "EVEC" from June 7, 2000 through the first quarter of 2002. It has been quoted under the trading symbol "CLTR" since the second quarter of 2002. The high and low sale prices of our common stock were $1.40 and $0.34, respectively, during fiscal year 2004. As of December 31, 2004, there were 177 record holders of Celtron Common Stock.

The following table sets forth the range of high and low sales information for each full quarterly period of the last two fiscal years:


 Period Reported                     High Bid                 Low Bid
 -----------------------             --------                 -------
Quarter ended March 31, 2003            .40                     .04
Quarter ended June 30, 2003             .90                     .20
Quarter ended September 30, 2003       2.10                     .57
Quarter ended December 31, 2003        1.27                     .56

Quarter ended March 31, 2004           1.40                     .63
Quarter ended June 30, 2004            1.01                     .46
Quarter ended September 30, 2004        .90                     .37
Quarter ended December 31, 2004         .89                     .34


The above quotations reflect inter-dealer prices, without retail mark up, mark down or commission and may not represent actual transactions.

Source of information: Over the Counter Bulletin Board.

                                                                           27
PENNY STOCK STATUS
------------------
Our common stock is a "penny stock," as the term is defined by Rule 3a51-1 of the Securities Exchange Act of 1934. This makes it subject to reporting, disclosure and other rules imposed on broker-dealers by the Securities and Exchange Commission requiring brokers and dealers to do the following in connection with transactions in penny stocks:

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

     - The broker or dealer who has effected sales of penny stock to a customer, unless exempted by the rules, is required to send to the customer a written statement containing the identity and number of shares or u nits of each such security and the estimated market value of the security. The imposition of these reporting and disclosure requirements on a broker or dealer makes it unlawful for the broker or dealer to effect transactions in penny stocks on behalf of customers. Brokers or dealers may be discouraged from dealing in penny stocks, due to the additional time, responsibility involved, and, as a result, this may have a deleterious effect on the market for the company's stock.

                                                                           28
EQUITY COMPENSATION PLAN INFORMATION
------------------------------------
In August 2004, the board of directors of the Company approved the Employee/Consultant Stock Compensation Plan (the "Plan"). The Plan was not submitted to shareholders of the Company for approval. The purpose of the Plan is to further the growth of Celtron by allowing the Company to compensate employees and consultants who have provided bona fide services to the Company, though the award of common stock of the Company. The maximum number of shares of common stock that may be issued under the Plan is 2,500,000 shares.

The board of directors is responsible for the administration of the Plan and has full authority to grant awards under the Plan. Awards may take the form of stock grants, options or warrants to purchase common stock. The board of directors has the authority to determine: (a) the employees and consultants that will receive awards under the Plan, (b) the number of shares, options or warrants to be granted to each employee or consultant, (c) the exercise price, term and vesting periods, if any, in connection with an option grant, and (d) the purchase price and vesting period, if any, in connection with the granting of a warrant to purchase shares of common stock of the Company.

On August 30, 2004, as amended September 9, 2004, the Company filed a Form S-8 with the Securities and Exchange Commission which covered the issuance of up to 2,500,000 shares of common stock under the Plan. As of December 31, 2004, the Company had issued 735,000 shares under the Plan. These shares were issued to consultants for services rendered to the Company during 2004.

The following table summarizes the Company's equity compensation plan information as of December 31, 2004.


                       Number of
                       Securities to be   Weighted average     Number of
                       Issued upon        exercise price of    securities
Plan Category          exercise of        outstanding          remaining
                       outstanding        options, warrants    available for
                       options, warrants  and rights           future issuance
                       and rights (1)
-------------------    -----------------  -----------------    ----------------
Equity compensation          N/A              N/A                  N/A
plans approved by
security holders

Equity compensation          -0-              N/A                1,765,000
plans not approved by
security holders
-------------------    -----------------  -----------------    ----------------
                             -0-              N/A                1,765,000
===================    =================  =================    ================

RECENT SALES OF UNREGISTERED SECURITIES
---------------------------------------
On or about July 23, 2001, Celtron International, Ltd. was issued 12,000,000 shares of common stock, pursuant to the the Asset Acquisition Agreement between Et Voila! European Cafes, Inc. and Celtron International, Ltd., dated June 20, 2001. The issuance was made pursuant to Section 4(2) of the Securities Act of 1933, to sophisticated persons who had access to our financial information.
                                                                             29
On or about June 24, 2003, Ronald Andrew Pienaar was issued 157,500 shares of common stock and Anthony John Pienaar was issued 105,000 shares of common stock for a total of 262,500 shares, valued at $231,000, in connection with Orbtech's acquisition of Mineworx International(Pty.) Ltd. In addition to the shares, the sum of 315,000 South African Rand was paid in exchange for the issued and outstanding shares of Mineworx. The issuance was made pursuant to Section 4(2) of the Securities Act of 1933, to sophisticated persons who had access to our financial information.

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

Gilbert Lawrence Odendaal                10,145
Olamide Holdings                        144,928
Neal M. Davis                           492,145
Frank E. Bailey                          54,956
Alan Richard Mason                      154,956
Brandon W. Sandiford                    492,145

On or about April 9, 2004, 11,000,000 shares of common stock were issued to Celtron Holding, Ltd., an affiliate, in exchange for costs paid by Celtron Holding for technology development, pursuant to Section 4(2) of the Securities Act of 1933, to sophisticated persons who had access to our financial information.

On or about July 29, 2004, 350,469 shares of common stock were issued to Opus International, LLC, in discharge of debt, pursuant to Section 4(2) of the Securities Act of 1933, to sophisticated persons who had access to our financial information.

On or about August 24, 2004, 2,107,830 shares of common stock were issued to Celtron Holding, Ltd., an affiliate, in discharge of debt owed, pursuant to
Section 4(2) of the Securities Act of 1933, to sophisticated persons who had access to our financial information.

On or about September 1, 2004, 200,000 shares of common stock were issued to a consultant, in exchange for consulting services, pursuant to the Company's Employee and Consultant Stock Compensation Plan and Registration Statement on Form S-8.

On or about September 9, 2004, 460,000 shares of common stock were issued to three consultants, in exchange for consulting services, pursuant to the Company's Employee and Consultant Stock Compensation Plan and Registration Statement on Form S-8.

On or about September 9, 2004, 1,640,000 shares of common stock were issued to an accredited investor in exchange for $500,000, pursuant to Section 4(2) of the Securities Act of 1933.

On or about November 18, 2004, options to purchase up to 3,000,000 shares were issued to two affiliates and one non-affiliate, entitling each holder to purchase up to 1,000,000 shares of common stock at the price of $0.30 per share.To date, the non-affiliate has exercised his option to purchase 500,000 shares, and there remains outstanding options to purchase 2,500,000 at $0.30 per share.

On or about November 24, 2004, 75,000 shares of common stock were issued to a consultant, in exchange for consulting services, pursuant to the Company's Employee and Consultant Stock Compensation Plan and Registration Statement on Form S-8.

On or about December 30, 2004, 500,000 shares of common stock were issued to an accredited investor, in exchange for $150,000, pursuant to Section 4(2) of the Securities Act of 1933.

On or about January 26, 2005, 3,000,000 shares of common stock were issued to discharge debt owed to an affiliate, pursuant to Section 4(2) of the Securities Act of 1933.

                                                                           30
SECURITY HOLDERS
----------------
The approximate number of record holders of shares of the common stock of the Company outstanding as of December 31, 2004 was 177.


DIVIDENDS
---------
No dividends have been declared or paid on the Company's common stock.


ITEM 6.   MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Results of Operations
---------------------
Since inception, we have experienced losses. We have financed our operations primarily through the sale of our common stock or by loans from shareholders. The net loss for the year ended December 31, 2004 was 6,612,837, as compared to a net loss at December 31, 2003 of $3,153,204. Management attributes the increase in net loss primarily to expenses charged for stock based compensation of $6,123,889, including a one time charge for research and development costs for our tracking system, in the amount of $4,071,922.

Liquidity and Capital Resources
-------------------------------
As of December 31, 2004, we have $115,578 cash on hand and current liabilities of $853,658, as compared to $31,512 cash on hand and current liabilities of $858,700 for the same period of 2003. We have material commitments to perform license agreements acquired as a result of the acquisition of the assets of Celtron International, Ltd., and for payments on our contracts for the acquisition of subsidiaries in the next twelve months. We believe that our current cash needs for at least the next twelve months can be met by our revenues.Failing that, we will rely on loans from our directors, officers and shareholders, and by private placements of our common stock. However, our principals are not legally obligated to loan us these operating funds, and there can be no assurance that any private placements will be successful.

Plan of Operations
------------------
Celtron plans to expand its South African operations and to concentrate on development of its asset tracking systems. Our operating subsidiary, Orbtech Holdings, Ltd. has entered into a supply agreement with Global Asset Tracking Technologies (Pty) Ltd. (GATT), a company engaged in the business of providing asset management systems, to provide GATT with BuddiTrac units in conjunction with strategic relationships GATT has established with South African banks, finance companies and insurance companies.Pursuant to this agreement, we have received our first order from Alexander Forbs for 500 BuddiTrac units the first month, 1000 the second month, and 1500 the third month, to be followed by regular market orders.We expect that this order alone will be sufficient to bring us to profitability this fiscal year, and we expect our revenues will satisfy all our operating expenses for the next twelve months.We have also entered into a binding letter of intent to acquire GATT's assets, ongoing business and good will, in exchange for 3 million shares of our common stock. We will seek to expand our asset tracking business by similar acquisitions and opportunities.
                                                                           31
Our main focus in the next twelve months will be to achieve sales targets we have set for our vehicle tracking and asset management business.In the first quarter, we have decided to streamline our operations within our principal operating subsidiary, Orbtech, and dedicate it entirely to asset tracking and risk management.In this regard, we have begun the restructuring or elimination of its subsidiaries that do not fit that business model, are defunct or to eliminate the costs and resources needed to maintain them.This includes our educational and training subsidiary, KnowlegeWorx, which has been returned to its original management and the agreement whereby we acquired it mutually rescinded, and MineWorx, which has failed to repay loans due Orbtech under a secured loan agreement, which resulted in Orbtech's seizure of the assets of MineWorx in the last quarter.

In addition, effective March 2005, we have acquired DreamWorks (Pty) Ltd., a company which markets a specialized software suite, Fuel Manager, Transport Admin Manager to manage fuel costs, maintenance, driver and vehicle Administrative management and eliminate fuel theft for fleet operators which includes the Transport Risk Management division of Dreamworks.This increases our product offerings in our core business of complete vehicle and risk management substantially. Orbtech also successfully launched its Buddi -IV stolen vehicle tracking and recovery system earmarked for the domestic market, which expands its markets substantially.We intend to change the name of DreamWorks.

In the second quarter, Orbtech plans to buy back the 30% of Orbtech Holdings
(Pty) Ltd., owned by our investors and organize our operating subsidiaries into two distinct operating entitites; one focusing on asset and risk management and vehicle tracking, and the other on mobile commerce.This exercise will streamline the management structures, which will, in turn, translate into extensive cost savings.In the third and fourth quarters, we plan to begin expansion into the United States markets with our Buddi-IV tracking product.

We will continue to market our new multi-tasking GPRS product which management believes will create greater opportunities in the local market as its methodology of operation and flexibility outperforms any known product of its kind, including the current product range of the company.

                                                                           32
ITEM 7. FINANCIAL STATEMENTS

Information with respect to this item is contained in the financial statements appearing on Item 13 of this Report. Such information is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 2, 2005, the registrant dismissed its independent accountant and appointed Stark Winter Schenkein & Co., LLP. On April 28, 2005, Stark Winter Schenkein resigned, without issuing a report on the Registrant's financial statements. The decision to change accountants was approved by the registrant's board of directors.On May 9, 2005, the Registrant re-engaged Cordovano and Honeck as its independent accountant.The report on the Registrant's financial statements for the year ended December 31, 2003 was issued by Cordovano and Honeck, and did not contain an adverse opinion or disclaimer of opinion, or modification as to uncertainty, audit scope, or accounting principles, except that the report on the financial statements for the year ended December 31, 2003 contained a going concern qualification.

During the period from March 2, 2005 through the date of Stark Winter Schenkein's resignation, there were no disagreements with the Stark Winter Schenkein on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Stark Winter Schenkein, would have caused them to make reference to the subject matter of the disagreements in connection with the reports.

However, with respect to the financial statements of our subsidiary, Knight Fuller, Inc., there was a disagreement with Stark Winter Schenkein with regard to an October 1, 2003 loan in the original principal amount of $1 million that Knight Fuller made to Sutter Holding Company, a reporting company affiliated with Knight Fuller by virtue of the fact that the former officers of the Registrant were also officers of Sutter, and Sutter held approximately 39% of Knight Fuller's outstanding common stock as of December 31, 2003.The terms of the loan and related party issues were disclosed in Knight Fuller's report on Form 10KSB for the year ended December 31, 2003, audited by Imowitz and Koenig, and Sutter's report on Form 10KSB, audited by BDO Seidman. Further increases in the principal amount of the loan to $1,666,666 through December 31, 2003, and an impairment charge of $833,000 on the loan at December 31, 2003, were also disclosed in the Registrant's report on Form 10KSB for the year ended December 31, 2003.

Stark Winter Schenkein contends that the loan appears to have violated Section 402 of the Sarbanes Oxley Act, which makes it unlawful for any issuer, directly or indirectly, including through any subsidiary, to extend or maintain credit, to arrange for the extension of credit, or to renew an extension of credit, in the form of a personal loan to or for any director or executive officer (or equivalent thereof) of that issuer.

Knight Fuller contends that its management and control changed on July 30, 2004, and that Knight Fuller received a full review by the NASD prior to being approved for trading on the over-the-counter bulletin board in December 2004, during which no violation was cited.Knight Fuller is conducting a full investigation of the matter, and will take appropriate action to rescind the loan and its settlement if it is determined that a violation of Section 402 has, in fact, occurred.
                                                                           33
ITEM 8A.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures over financial reporting. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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


PART III.
---------
                                                                           34
ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The members of the Board of Directors of Celtron serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.

The current executive officers, key employees and directors of Celtron are:

Name                               Age              Position
------------------               -------     -----------------------
Allen A. Harington                 48        Chief Executive
                                             Officer, Secretary,
                                             Chairman, Director


Amanda M. Harington                47        Chief Financial
                                             Officer

Marius Jordaan                     47        Director


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

Marius Jordaan.Mr. Jordan has been director of the company since June 20, 2001.He also serves as Managing Director of Polysord, Ltd. and has been acting as director of Orbtech Holdings, Ltd. since its inception.Mr. Jordaan completed his studies through the University of Potchefstroom where he graduated as an Attorney at Law during 1988, and has been a self employed attorney of his own law firm since then.

                                                                           35
ITEM 10. EXECUTIVE COMPENSATION

The following table summarizes compensation information for the last three fiscal years for (i) the Company's Chief Executive Officer and (ii) the four most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers of the Company at the end of the fiscal year (collectively, the "Named Executive Officers").


                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                         Long Term Compensation

                                 Annual Compensation            Securities
                             -----------------------    -------------------------
                                                        Restricted     Underlying
                              Fiscal  Salary   Bonus    Stock Awards   Options
Name and Principal Position   Year      ($)     ($)       ($)(1)        (#)
---------------------------  ------  --------  -----    ----------     ----------
Allen Harington, CEO          2004    $30,000     0         0         1,000,000(1)
                              2003    $48,320     0         0                 0
                              2002    $37,500     0         0                 0
Amanda Harington, CFO         2004    $50,000     0         0         1,000,000(1)
                              2003    $19,484     0         0                 0
                              2002    $15,000     0         0                 0
Ronald Pienaar, Director      2004   $116,000     0         0                 0
                              2003   $ 72,315     0         0                 0
Blake Turner, Director        2002   $ 37,500     0         0                 0
-------------------
(1) Options to purchase 1,000,000 shares of common stock are held by Alanda Family Trust, beneficially owned by both Allen and Amanda Harington.

                        Option Grants in Last Fiscal Year
------------------------------------------------------------------------------
     Number of
     Securities     Percent of      Exercise
     Underlying     Total Options   Price                       Grant Date
     Options        Granted to      Per Share     Expiration    Value
     Name           Employees       ($)           Date             ($)
------------------------------------------------------------------------------
Allen and
Amanda Harington       100%         $0.30         6/30/2010     $560,000


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of, by: (I) each current director; each nominee for director, and executive officer of the Company; (ii) all directors and executive officers as a group; and (iii) each shareholder who owns more than five percent of the outstanding shares of the Company's Common Stock. Except as otherwise indicated, the Company believes each of the persons listed below possesses sole voting and investment power with respect to the shares indicated.

Name and Address           Number of Shares        Percentage Owned
---------------------      ----------------        ----------------
Buytron, Inc.     (1)        18,000,000                    47%
563 Old Pretoria Road
Midrand, South Africa

Allen Harington   (2)        10,000,000                    27.6%

Amanda Harington
Alanda Family Trust
563 Old Pretoria Road
Midrand, South Africa

Opus International, LLC (3)  10,000,000                    27.6%
12375 Mulholland Drive
Beverly Hills, CA  90210

Marius Jordan                         0                       0
563 Old Pretoria Road
Midrand, South Africa

Ronald Andrew Pienaar          157,500                        0
563 Old Pretoria Road
Midrand, South Africa

--------------------
Officers and
Directors as a Group        10,000,000                       27.6%
--------------------
(1) Buytron, Inc. is the holder of 18,000,000 shares; 9,000,000 of which are beneficially owned by Alanda Family Trust and 9,000,000 of which are owned by Opus International, LLC.
(2)  Includes 1,000,000 shares reserved for issuance pursuant to option.
(3)  Includes 1,000,000 shares reserved for issuance pursuant to option.

                                                                           36
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

During 2003, Allen Harington and Ronald Pienaar made unsecured advances to us totaling $73,968 for working capital. We have repaid a total of $27,417 and are indebted to the directors in the amount of $57,671 to Mr. Harington and $45,904 to Mr. Pienaar, respectively, as of December 31, 2003. The advances are payable on demand.

During 2003, a related party and two affiliates made unsecured advances to us totaling $10,807 for working capital. We repaid the related party and two affiliates a total of $3,238 and are indebted to them in the amount of $8,966 to Antonio Pienaar and $37,476 to Video Weddings and Video Weddings International, respectively, as of December 31, 2003.

On or about April 9, 2004, 11,000,000 shares of common stock were issued to Celtron Holding, Ltd., an affiliate, in exchange for costs paid by Celtron Holding for technology development, pursuant to Section 4(2) of the Securities Act of 1933, to sophisticated persons who had access to our financial information.

On or about July 29, 2004, 350,469 shares of common stock were issued to Opus International, LLC, in discharge of debt, pursuant to Section 4(2) of the Securities Act of 1933, to sophisticated persons who had access to our financial information.

On or about August 24, 2004, 2,107,830 shares of common stock were issued to Celtron Holding, Ltd., an affiliate, in discharge of debt owed, pursuant to
Section 4(2) of the Securities Act of 1933, to sophisticated persons who had access to our financial information.

On or about November 18, 2004, we granted options to Alanda Family Trust, an affiliated party, and Opus International, LLC, an affiliated party, to each purchase up to 1 million shares of common stock at .30 per share.

On or about January 26, 2005, 3,000,000 shares of common stock were issued to discharge debt owed to a related party, pursuant to Section 4(2) of the Securities Act of 1933.
                                                                           37

ITEM 13. INDEX TO EXHIBITS AND REPORTS ON FORM 8-K

(a) Financial Statements (included in Part II of this Report):
    Report of Independent Certified Public Accountants
    Financial Statements
    Balance Sheets
    Statement of Loss and Accumulated Deficit
    Statements of Cash Flows
    Statements of Stockholder's Equity
    Notes to Consolidated Financial Statements


             Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Celtron International, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Celtron International, Inc. (A Nevada corporation) and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2004 and the ten months ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Celtron International, Inc. as of December 31, 2004, and the results of their operations and their cash flows for the year ended December 31, 2004 and the ten months ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not contain any adjustments that might result from this outcome.

Celtron International, Inc. conducted significant related party transactions during 2004. Such transactions included issuances of common stock to affiliates and other insiders for services and property. According to generally accepted accounting principles related party transactions are not arms-length transactions.

/s/ Cordovano and Honeck
------------------------
Cordovano and Honeck LLP
Denver, Colorado
May 26, 2005
                                                                           38

                                                                    Page
                                                                   ------
Consolidated Balance Sheets at December 31,  2004                   F-2

Consolidated Statements of Operations for the twelve and three
 months ended December 31, 2004                                     F-3

Consolidated Statements of Shareholders' Equity                     F-4

Condensed Consolidated Statements of Cash Flows                     F-5

                                                                           39


                          CELTRON INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                               DECEMBER 31, 2004

         Assets

Current Assets
     Cash and cash equivalents                                   $   115,578
     Receivables:
      Trade, net of allowance for doubtful accounts of
       $27,222                                                       582,892
      Other                                                           74,095
     Inventories (Note 4)                                            191,167
     Other current assets                                             67,491
                                                                 -----------
       Total Current Assets                                        1,031,223

Due from related parties (Note 2)                                      8,465
Other investments, at cost                                           396,797
Property and equipment, net of accumulated depreciation (Note 4) 252,190 Intangible assets (Note 5):
 License rights, net of accumulated amortization $396,797            396,797
 Software, net of accumulated amortization of $130,883               456,803
                                                                 -----------
Total Assets                                                      $2,542,275
                                                                 ===========
     Liabilities and Shareholders Equity

Current Liabilities
     Accounts payable and accrued liabilities                       $686,078
     Other current liabilities:
          Current maturities of long-term debt                       130,932
          Current maturities of capital leases                         7,959
          Accrued interest
          Income taxes payable                                        28,689
                                                                 -----------
               Total Current Liabilities                             853,658

Non-Current Liabilities
     Long-term debt: (Notes 6&7)
          Notes payable, net of current maturities                    31,292
          Capital lease obligations, net of current maturities        41,637
     Indebtedness to related parties (Note 2)                        878,448
     Deferred income                                                 149,952
     Minority interest                                               462,965
                                                                   ---------
Total Liabilities                                                  2,417,951
                                                                 -----------

Commitments and contingencies (Note 7)                                     -

Shareholders Equity (Note 8)
     Common stock, $.001 par value:
  Authorized - 100,000,000 shares
   Issued and outstanding - 33,108,274                                33,108
     Additional paid-in capital                                   13,078,858
     Retained deficit                                            (13,144,824)
     Accumulated Other Comprehensive Loss -
     Cumulative Translation Adjustment                               349,940
                                                                 -----------
                                                                     317,082

     Cost of treasury stock - 350,469 shares                        (192,758)
              Total Shareholders Equity                              124,324

Total Liabilities and Shareholders Equity                        $ 2,542,275
                                                                 ===========
F-2
     The accompanying notes are an integral part of these financial statements

                                                                           40

                          CELTRON INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Ten Months
                                               Year Ended       Ended
                                               December 31,     December 31,
                                               2004             2003
                                               ------------     ------------
Net Sales and Gross Revenues
     Net sales                                 $  2,436,549    $   1,522,140
     Cost of sales                                1,112,144        1,029,973
                                               ------------     ------------
        Gross Profit                              1,324,405          492,167
                                               ------------     ------------
Costs and Expenses
     Selling expenses                                60,956           20,192
     General and administrative expenses            360,459          442,638
     General and administrative expenses
      - related parties (Note 2)                    197,463           78,433

     Stock-based compensation:
      Software expense (Note 2)                   4,071,922                -

     Consulting expense (Note 2)                    441,000        2,162,000
     Stock Options (Note 10)                        920,000                -
     Other operating expenses                     1,610,967                -
                                               ------------     ------------
     Total Operating Expenses                     7,662,767        2,703,263
                                               ------------     ------------
Operating Loss                                   (6,338,362)      (2,211,096)

Other Income (Expense):
 Nonoperating income                               (122,119)          25,111
     Interest expense                               (54,646)         (20,752)
     Loss on sale of equipment                            -             (506)
                                               ------------     ------------
Loss before income taxes, minority interest,
  and extraordinary item                         (6,515,127)      (2,207,243)
Provision for Income Taxes (Note 9)                 (25,185)               -
Minority interest in net loss of subsidiary        (378,493)        (945,961)
                                               ------------     ------------
Loss before extraordinary item                   (6,918,805)      (3,153,204)

Extraordinary item - gain on
 acquisition of subsidiary (Note 3)                 305,968                -
                                               ------------     ------------
Net Loss                                       $(6,612, 837)     $(3,153,204)
                                               ============     ============
Basic and diluted loss per share               $      (0.24)     $     (0.20)
                                               ============     ============
Weighted average common shares outstanding       27,975,972        16,145,793
                                               ============     ============
F-3
     The accompanying notes are an integral part of these financial statements

                                                                           41

                          CELTRON INTERNATIONAL, INC.
                 Consolidated Statement of Shareholders' Equity

                                                      Additional                 Other
                         Common Stock                 Paid-in       Retained     Comprehensive  Treasury
                         Shares          Par Value    Capital       deficit      Income/Loss    Stock          Total
                         ------------    ---------    ----------    -----------  -------------  --------    -----------
Balance at
 February 28, 2003       16,269,200    $ 16,269    $ 4,520,107     $(3,320,425)  $          -   $      -    $1,215,951

Issuance of common stock
 for services             1,315,000       1,315     2,160,685                -              -          -     2,162,000

Return and cancellation
 of common stock          (881,000)        (881)          881                -              -          -             -

Issuance of common
 stock for acquisition
 of subsidiaries         1,711,775        1,712        (1,712)               -              -          -             -

Net loss                                                            (3,153,204)             -          -    (3,153,204)
                         ------------    ---------    ----------    -----------  -------------  --------  -------------
Balance at
 December 31, 2003      18,414,975      $18,415     $6,679,961    $ (6,473,629)   $         -    $     -     $ 224,747

Prior period adjustment
  Orbtech investment
   by Celtron 2003                                     (12,000)              -              -          -       (12,000)

 Minority interest
  - Orbtech Holdings                                                   (58,358)             -          -       (58,358)

Redemption of portion
 of subsidiary common
 stock by minority interest                              (464)               -              -          -          (464)

Issuance of common
 stock for services     11,735,000       11,735      4,501,187               -              -          -     4,512,922

Issuance of common
 stock for debt          2,458,299        2,458        840,674               -              -          -       843,132

Sales of
 Common Stock              500,000          500        149,500               -              -          -       150,000

Stock-based
 compensation                     -           -        920,000               -              -          -       920,000

Cumulative Translation
 Adjustment                       -           -              -               -        349,940          -       349,940

Net loss                          -           -              -      (6,612,837)             -          -    (6,612,837)

Treasury stock - Celtron                                                             (192,758)                (192,758)
                         ------------    ---------    ----------    -----------  -------------  --------    -----------
Balance at
 December 31, 2004       33,108,274     $33,108    $13,078,858    $(13,144,824)  $   349,940  $(192,758)    $  124,324
                         ===========    ========    ===========    =============  ===========  ==========  ============

     The accompanying notes are an integral part of these financial statements

F-4
                                                                           42
                          CELTRON INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Year           Ten Months
                                                  Ended          Ended
                                                  December 31,   December 31,
                                                  ------------   ------------
                                                     2004           2004
                                                  ------------   ------------
Cash flows from operating activities:
  Net loss                                        $(6,612,837)   $(3,153,204)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                       196,977        108,115
  Loss on disposal of equipment                         3,274            506
  Common stock issued for services                  5,432,922      2,162,000
  Cash received in acquisition of subsidiary                -        148,531
  Minority interest in subsidiary                     378,493              -
  Write-off of earnings of subsidiary
   previously recognized                              209,774              -
  Provision for deferred income taxes                  44,889              -
  Provision for bad debts                              17,678              -
  Extraordinary gain from acquisition of subsidiary  (305,968)             -
  Impairment loss on marketable securities            132,740              -

  Changes in operating assets and liabilities,
   excluding the effects of business combinations:
  Accounts receivable                                (394,736)       (45,779)
  Inventory                                            59,345       (139,020)
  Accounts payable and accrued expenses              (284,861)        79,945
  Deferred income                                     151,810              -
  Income taxes payable                                 25,185              -
  Other                                                 8,191           (735)
                                                  ------------   ------------
Net cash used in operating activities             $  (937,124)   $  (839,641)
                                                  ------------   ------------
Cash flows from investing activities:
 Proceeds from the sale of property and equipment      32,355          5,456
 Additions to property and equipment                 (678,369)       (95,682)
 Investments in subsidiaries                                -       (530,147)
                                                  ------------   ------------
 Net cash used in investing activities               (646,014)      (620,373)
                                                  ------------   ------------
Cash flows from financing activities:
 Proceeds from sale of subsidiary stock                     -      2,473,254
 Repayment of long-term debt                           (9,116)      (982,113)
 Net change in related party advances                  61,714              -
 Proceeds from long-term debt                       1,653,317              -
 Repayment of capital leases                          (52,828)             -
                                                  ------------   ------------
 Net cash provided by financing activities          1,653,087      1,491,141
                                                  ------------   ------------
 Net change in cash and cash equivalents               69,949         31,127

Effect of exchange rate changes on cash and
 cash equivalents                                      14,117              -
Cash and cash equivalents:
 Beginning of period                                   31,512            385
                                                  ------------   ------------
     End of period                                $   115,578     $   31,512
                                                  ============   ============
Supplemental disclosure of cash flow information:

     Cash paid during the period for:

Income taxes                                       $        -0-    $      -0-
                                                  ============   ============
           Interest                                $    54,646     $  20,752
                                                  ============   ============

F-5
     The accompanying notes are an integral part of these financial statements
                                                                           43

                          CELTRON INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1: Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

When we refer to "we," "our," or "us" in this document, we mean the current Nevada corporation (Celtron International Inc., formerly Et Voila) as well as all of our consolidated subsidiaries.

In June 2001, we acquired the assets of Celtron International, Ltd., an Irish corporation, and entered the vehicle tracking, management and recovery systems business. We currently have two subsidiaries; Orbtech Holdings, Ltd., of which we own approximately 70 percent and Knight Fuller, Inc. Orbtech Holdings, Ltd. has three operating subsidiaries; Orbtech Tracking Systems, Ltd., of which we own 100 percent, Knowledge Worx (Pty) Ltd., of which we own 65 percent, and Credit Pipe (Pty), Ltd., of which we own 50 percent. Knight Fuller, Inc. has two operating subsidiaries; Credit Pipe (Pty), Ltd. of which we own 50 percent, and Paycell, Inc., of which we own 100 percent. Our 2004 consolidation operations exclude the operations of Mine Worx International (Pty) Limited, which became insolvent during the year and at December 31, 2004, is no longer under our control.

The principal offices of Celtron, International, Inc. and Knight Fuller are located in Midrand, South Africa and San Jose, California, respectively. The offices of Orbtech Holdings and their subsidiaries are headquartered in Midrand, South Africa.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred significant losses from operations in 2004. This factor among others indicates that the Company may be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. The Company's management intends to expand its South African operations and to concentrate on development of its asset tracking systems. Our operating subsidiary, Orbtech Holdings, Ltd. has entered into a supply agreement with Global Asset Tracking Technologies (Pty) Ltd. (GATT), a company engaged in the business of providing asset management systems, to provide GATT with BuddiTrac units in conjunction with strategic relationships GATT has established with South African banks, finance companies and insurance companies. In furtherance of this agreement, the company has already received an order from Alexander Forbs for BuddiTrac units which is expected to bring the company to profitability the next fiscal year. We have also entered into a binding letter of intent to acquire GATT's assets, ongoing business and good will, in exchange for 3 million shares of our common stock. We will seek to expand our asset tracking business by similar acquisitions and opportunities.

                                                                           44
Principles of Consolidation and Basis of Presentation
-----------------------------------------------------
The accompanying financial statements are consolidated and include the financial statements of Celtron International, Inc. and our majority-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

The consolidated accounts include 100 percent of the assets and liabilities of these majority-owned subsidiaries and the ownership interests of minority investors are recorded as minority interests. Investments in entities where we hold more than a 20 percent but less than a 50 percent ownership interest and have the ability to significantly influence the operations of the investee are accounted for using the equity method of accounting and the investment balance is included in long term investments, while our share of the investees' operations is included in other income. As of December 31, 2004 and 2003, we did not have any equity method investments.

In December 2003, the Board of Directors approved changing Obrtech's fiscal year end to December 31st. Accordingly, we are presenting audited financial statements the year ended December 31, 2004 and for the ten months ended December 31, 2003, the "transition period", in this Form 10-KSB.

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

Cash and Cash Equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents at December 31, 2004.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

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

Intangible Assets

Intangible assets are amortized using the straight-line method over periods ranging from three to ten years.

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

We assess the impairment in value to our long-lived assets whenever events or circumstances indicate that the carrying value may not be recoverable. We record an impairment loss for the difference between the estimated fair value of the asset and its carrying amount. Significant factors, which would trigger an impairment review, include the following:

- significant negative industry trends;
- significant changes in technology;
- significant underutilization of the asset; and
- significant changes in how the asset is used or is planned to be used.
                                                                           45
Income Taxes

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

Revenue Recognition

We recognize revenue for (1) services, when the services are rendered; and (2) manufacturing and selling activities, at the time of sale. We do not recognize revenue until (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller's price to the buyer is fixed or determinable; and (4) collection is reasonably assured. Our monthly billings for our services are presented in advance of rendering the related services. Deferred revenue consists of these billings in advance and are recognized in the month that the services are rendered.

Sales and Marketing Costs

Sales and marketing costs include the costs to acquire advertising and other general selling and promotion costs. We expense the cost of advertising and promotion as its services are incurred. Such costs, which are included in selling expenses, totaled approximately $60,956 and $20,192 for the year ended December 31, 2004 and for the ten months ended December 31, 2003, respectively.

Stock-Based Compensation

In accordance with the provisions of SFAS No. 123, the Company has elected to apply the current accounting rules under APB Opinion No. 25 and related interpretations in accounting for stock options and, accordingly, is presenting the disclosure-only information as required by SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, net loss and net loss per share would approximate the pro forma amounts shown in the following table:

Years ended December 31,                            2004             2003
                                                -----------     -----------
Reported net loss                              $(6,612,837)    $(3,153,204)

Deduct: Total stock-based employee
        compensation expense determined under
        fair value based method for all awards,
        net of related tax effects                (460,000)              -

Proforma net loss                              $(7,072,837)    $(3,153,204)
                                               ============    ============
Reported net loss per share - basic and diluted     $(0.24)         $(0.20)
                                               ============    ============

Proforma net loss per share - basic and diluted     $(0.25)         $(0.20)
                                               ============    ============
Capitalized software costs are amortized on a product-by-product basis. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. Amortization begins when the product is available for general release to customers.
Financial Instruments and Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer base and the relatively minor balances of each individual account. At December 31, 2004, the fair value of the Company's financial instruments approximate their carrying value based on their terms and interest rates.

Comprehensive Income
--------------------
The Company's comprehensive income, as defined in Financial Accounting Standards Board Statement No. 130, consists of translation gains and losses from foreign subsidiaries. Accumulated other comprehensive income is comprised solely of the accumulated net gains and losses on translation.

Earnings (Loss) per Common Share
--------------------------------
Basic net income per share is computed by dividing the net income available to common shareholders (the numerator) for the period by the weighted average number of common shares outstanding (the denominator) during the period. The computation of diluted earnings is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

At December 31, 2004, there was no variance between basic and diluted loss per share as the potentially dilutive common stock options described in Note 8 were not included in the calculation of loss per share because to do so would have been antidilutive for the periods presented.

Reclassifications
-----------------
Changes in classifications were made to previously issued financial statements to conform to the current presentation.

                                                                           46
New Accounting Pronouncements
-----------------------------
In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). This standard becomes effective on January 1, 2006.

Note 2: Related Party Transactions

During 2003, two of our Directors made unsecured advances to us totaling $73,968 for working capital purposes. We repaid the Directors a total of $27,417 and we are indebted to the Directors in the amount of $57,671 and $45,904, respectively, at December 31, 2003. During the year ended December 31, 2004 we repaid $58,106 and we are indebted to a director in the amount of $45,469 at December 31, 2004. The advances are due on demand.

During 2003, a related party and two affiliates made unsecured advances to us totaling $10,807 for working capital purposes. We repaid the related party and two affiliates a total of $3,238 and we are indebted to the related party and two affiliates in the amount of $8,966 and $37,476, respectively, at December 31, 2003. During 2004 we repaid the related party $8,966 and we are indebted to the two affiliates in the total amount of $44,863 at December 31, 2004. The advances are due on demand.

We were indebted to the related party in the amount of $30,545 at December 31,2003. The advances were due on demand. We repaid the related party $6,220 during the ten months ended December 31, 2003 and $30,545 during the year ended December 31, 2004.

During the year ended December 31, 2004 and the ten months ended December 31, 2003, we paid our Directors $224,936 and $72,036, respectively, in directors and other fees.

In April 2004, we acquired certain technology from a principal shareholder in exchange for 11,000,000 shares of our common stock. The transaction was valued based on the quoted market price of the common stock. This transaction is reflected as research and development expense in the accompanying financial statements.

During the year ended December 31, 2004 we issued 735,000 shares of common stock to four consultants for consulting services provided to the Company. The transactions were valued at the quoted market price of the Company's common stock totaling $441,000. These transactions are reflected as stock-based compensation in the accompanying financial statements.

During the year ended December 31, 2004, certain related parties advanced us a total of $1,239,022 for working capital. On July 29, 2004, we issued 350,469 shares to Knight Fuller, Inc. in repayment of $141,231 to Opus International LLC, and on August 24, 2004, Celtron issued 2,107,830 shares to Celtron Holding, Ltd in repayment of $703,132. As of December 31, 2004, we were indebted to one of these related parties in the total amount of $787,957.

Note 3 - Acquisitions

Knowledge Works
---------------
On January 1, 2004, we acquired a 65 percent equity interest Knowledge Worx
(Pty) Limited, a South African company through a transfer of assets (or an exchange of shares). Knowledge Worx provides training and personal evaluation services to the technology sector. We accounted for the acquisition at historical cost as the transfer of net assets (or exchange of shares) was between entities under common control.

PayCell, Inc.
On May 11, 2004, we organized PayCell, Inc. in the state of California as a wholly owned subsidiary. We granted PayCell the rights to use certain mobile commerce, mobile credit technology and payment gateway technology.

Knight Fuller, Inc.
-------------------
Effective July 2004, we exchanged all of the issued and outstanding common stock of PayCell for 10,000,000 shares of Knight Fuller, Inc. ("KFI") common stock, representing approximately 94 percent of the then issued and outstanding KFI common stock. As a result, PayCell became a wholly owned subsidiary of KFI and KFI became our subsidiary. KFI is a public shell corporation that was acquired by Opus International, LLC ("Opus"), one of our principal shareholders, contemporaneous with this transaction

KFI was incorporated in April 2002. KFI's assets consist of 350,469 shares of our common stock, accounted for as treasury stock in the accompanying financial statements, and 221,233 restricted shares of Sutter Holding Corp. common stock. Sutter Holding Corp. holds these shares in escrow pending their registration with the Securities and Exchange Commission.

The primary reason for the purchase was to create a new operating subsidiary for KFI to exploit technology currently in use in South Africa in the North and South America markets as well as the Pacific Rim. The accompanying financial statements include the results of operations of KFI from the date of acquisition. Since PayCell had no assets at the date of acquisition, the sum of the amounts assigned to assets acquired and liabilities assumed exceeded the price we paid for KFI and we recognized an extraordinary gain of $305,968 in the accompanying financial statements.

Total assets                    $     325,497
Total liabilities                           -
                                -------------
Total shareholders - equity     $     325,497

Pro forma financial information showing the effects of the transaction as if it had been consummated at the beginning of the periods presented:

On November 1, 2004, Celtron and its subsidiary Orbtech Holdings, and Orbtech subsidiary, CreditPipe (Pty), Ltd. entered into an agreement with Celtron's subsidiary, Knight Fuller, Inc. and its subsidiary PayCell, Inc. to sell PayCell, 50 percent of CreditPipe's Postillian Financial Switch, and 50 percent of the common stock of CreditPipe, with an option to purchase up to 60 percent of CreditPipe. The Postillion Financial switch, licensed from Mosaic Software, enables CreditPipe and PayCell to become their own acquiring house with direct entry into the banking network to switch and effect financial transactions, specifically on mobile commerce and credit card transactions originating from the businesses of CreditPipe and PayCell.
                                                                           47
Note 4: Balance Sheet Components

Inventories at December 31, 2004 are summarized as follows:

Finished Products                  $     85,081
Spare Parts and Supplies                106,086

                                   -------------
                                   $     191,167

Property and equipment at December 31, 2004 consists of the following:

Automotive equipment               $      64,081
Computer equipment                       283,767
Office equipment                         139,343
Other equipment                            8,281
                                   -------------
   Total Cost                            495,472

  Less: Accumulated depreciation         243,282
                                   -------------
    Net Property and Equipment     $     252,190
                                   =============

Depreciation expense totaled approximately $127,306 and $55,278 for the year ended December 31, 2004 and the ten months ended December 31, 2003, respectively.

Note 5: Intangible Assets

License Rights
--------------
We hold intellectual property and exclusive licenses for the distribution of vehicle management and security systems and related products. Based on our evaluation of the useful life of the existing technology, probability of future developments to bring new products to market and projected cash flows from these products, the license rights are being amortized over a 10-year life. As of December 31, 2004, the carrying value of the license rights was $396,797, which is net of $396,797 in accumulated amortization. Amortization of license rights charged to expense during the year ended December 31, 2004 and the ten-month period ended December 31, 2003 totaled $69,667 and $58,055, respectively.

Estimated aggregate amortization for the next five years is:

                  2005                    $   78,000
                  2006                        78,000
                  2007                        78,000
                  2008                        78,000
                  2007                        78,000
                                          $  390,000
Software Costs
--------------
We capitalized certain computer software costs that we acquired for use in our credit card and administration operations. We amortize the costs under the straight-line method based on the estimated useful life of the software. As of December 31, 2004 and 2003, the carrying value of the capitalized software costs were $456,803, which is net of $456,803 in accumulated amortization.

Amortization of the software costs charged to expense during the year ended December 31, 2004 and the ten-month period ended December 31, 2003 totaled $54,381 and $43,262 respectively.

Estimated aggregate amortization for the next five years is:

                  2005                    $   55,000
                  2006                        55,000
                  2007                        55,000
                  2008                        55,000
                  2009                        55,000
                                          ----------
                                          $  275,000
                                                                           48
Note 6: Notes Payable

Notes payable consist of the following at December 31, 2004:

                                                   2004              2003
Current:                                         --------          --------
 Note payable to unrelated 3rd party,
 unsecured, with interest at 20 percent per
 annum, due on demand                           $ 91,264           $60,722
                                                =========          =========

Long-term:
 Note payable to unrelated 3rd party,
 unsecured, with interest at 14 percent per
 annum, payable in monthly installments
 of approximately $2,941                        $ 70,960            84,213
 Less: current maturities                         39,668            11,204
                                                --------           ---------
                                                  31,292            73,009
                                                =========          =========


The annual maturities of long-term notes payable for each year subsequent to December 31, 2004 are as follows:

             For the year ending
                 December 31,
             -------------------
                    2005                $   130,932
                    2006                     31,292
                                        -----------
                                        $   162,224

Note 7: Capital Lease Obligations

At December 31, 2004, we leased equipment under capital leases in the gross amount of $44,949. This equipment is included in "Property and equipment" in our consolidated balance sheet net of accumulated depreciation of $51,234 at December 31, 2004.

The following is a schedule of our future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2004:

              For the year ending
              December 31,
              -------------------
                  2005                    $   7,959
                  2006                        9,150
                  2007                        9,223
                  2008                        8,842
                  2009                       14,422
                                          -----------
                                          $  49,596

Note 8: Shareholders - Equity

During the ten months ended December 31, 2003, a shareholder returned 881,000 shares of previously issued and outstanding common stock. The shares have been cancelled.

During the ten months ended December 31, 2003, we issued 1,315,000 shares of common stock in exchange for consulting services. The services were valued at $2,162,000 based on the market price of the stock.

On September 1, 2004, we issued 200,000 shares of common stock to a consultant for consulting services. The transaction was valued at the quoted market price of our common stock at the date of transfer.

On September 9, 2004, we issued 100,000 shares of common stock to a consultant for consulting services. The transaction was valued at the quoted market price of our common stock at the date of transfer.

On September 9, 2004, we issued 2,000,000 shares of common stock to a consultant or consulting services. On September 23, 2005 the transaction was rescinded and 1,640,000 of those shares of common stock were returned to the Treasury and cancelled. The transactions were valued at the quoted market price of common stock at the date of transfer.

On November 23, 2004, we issued 75,000 shares of common stock to a consultant for consulting services. The transaction was valued at the quoted market price of common stock at the date of transfer.

On March 25, 2004, we issued 11,000,000 shares of our common stock to Celtron Holding, Ltd. in exchange for reimbursement of software development costs. The transaction was valued based on the quoted market price of our common stock at the date of transfer.

Note 9: Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the year ended December 31, 2004 and for the ten months ended December 31, 2003:

                                                                           49


At December 31, 2004, we have a net operating loss carryforward for South African federal income tax purposes of approximately $855,167, which was fully allowed for in the valuation allowance of $256,550. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the year ended December 31, 2004 was $96,310.

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

Because of various stock transactions during 2003, management believes the Company has undergone an "ownership change" as defined by Section 382 of the Internal Revenue Code. Accordingly, the utilization of a portion of the net operating loss carryforward may be limited. Due to this limitation, and the uncertainty regarding the ultimate utilization of the net operating loss carryforward, no tax benefit for losses has been provided by the Company in the accompanying financial statements. The net operating loss carryforwards will expire in 2020 and 2021.

Note 10: Stock Option Plans

In August 2004, the Board of Directors of the Company approved the Employee/Consultant Stock Compensation Plan (the "Plan"). The Plan was not submitted to shareholders of the Company for approval. The purpose of the Plan is to further the growth of Celtron by allowing the Company to compensate employees and consultants who have provided bona fide services to the Company though the award of common stock of the Company. The maximum number of shares of common stock that may be issued under the Plan is 2,500,000 shares.

The board of directors is responsible for the administration of the Plan and has full authority to grant awards under the Plan. Awards may take the form of stock grants, options or warrants to purchase common stock. The board of directors has the authority to determine: (a) the employees and consultants that will receive awards under the Plan, (b) the number of shares, options or warrants to be granted to each employee or consultant, (c) the exercise price, term and vesting periods, if any, in connection with an option grant, and (d) the purchase price and vesting period, if any, in connection with the granting of a warrant to purchase shares of common stock of the Company.

On August 30, 2004, as amended September 9, 2004, the Company filed a Form S-8 with the Securities and Exchange Commission, which covered the issuance of up to 2,500,000 shares of common stock under the Plan. As of December 31, 2004, the Company had issued an aggregate of 735,000 shares under the Plan. These shares were issued to 4 consultants for services rendered to the Company during 2004. The Company incurred stock based compensation expense of $441,000 in 2004 in connection with these grants.

On November 18, 2004, the Company issued a non-plan option to purchase 1,000,000 shares to a Family Trust, which is controlled by two officers the Company. The exercise price of the option is $0.30 per share and the option expires on June 30, 2010. The option vested immediately on the date of grant. The market price of the Company's common stock on the date of the option grant was $0.56. The fair value of the option was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions: expected volatility of 162 percent; risk-free interest rate of 4 percent; expected lives of 2 years; and no dividends.

On November 18, 2004, the Company issued a non-plan option to purchase 1,000,000 shares to a consultant. The exercise price of the option is $0.30 per share and the option expires on June 30, 2010. The option vested immediately on the date of grant. The market price of the Company's common stock on the date of the option grant was $0.56. The fair value of the option was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions: expected volatility of 162 percent; risk-free interest rate of 4 percent; expected lives of 2 years; and no dividends. The fair value of the option of $460,000 has been included in stock-based compensation expense for the year ended December 31, 2004. On December 30, 2004, the consultant exercised a portion of the option by purchasing 500,000 shares at $0.30 per share.

On November 18, 2004, the Company issued a non-plan option to purchase 1,000,000 shares to an affiliate of the Company. The exercise price of the option is $0.30 per share and the option expires on June 30, 2010. The option vested immediately on the date of grant. The market price of the Company's common stock on the date of the option grant was $0.56. The fair value of the option was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions: expected volatility of 162 percent; risk-free interest rate of 4 percent; expected lives of 2 years; and no dividends. The fair value of the option of $460,000 has been included in stock-based compensation expense for the year ended December 31, 2004.

A summary of the status of the Company's options as of December 31, 2004 and changes during the year then ended is presented below:
                                                                 Weighted-
                                                Number           Average
                                                of               Exercise
                                                Shares           Price
                                             ------------    ----------------
Outstanding at January 1, 2004                      -              N/A
Granted during 2004                         3,000,000            $0.30
Exercised during 2004                        (500,000)           $0.30
Outstanding at December 31, 2004            2,500,000            $0.30
Options exercisable at December 31, 2004    2,500,000            $0.30
                                                                           50

The following table summarizes information for options currently outstanding and exercisable at December 31, 2004:

         Options Outstanding                     Options Exercisable
-----------------------------------     ----------------------------------
                          Weighted-       Weighted-                Weighted-
Range of      Shares      Average         Average    Shares        Average
Exercise      Underlying  Remaining       Exercise   Underlying    Exercise
Prices        Options     Life            Price      Options        Price
-----------------------------------     ----------------------------------
$0.30        2,500,000   5.5 years        $0.30      2,500,000     $0.30

The weighted-average fair value of options granted during the year ended December 31, 2004 was $0.50.

Note 11: Subsequent Events

Acquisition Agreement
---------------------
On February 23, 2005, Celtron International, Inc. and its subsidiary, Orbtech Holdings, Limited, and Orbtech's operating subsidiary, CreditPipe (Pty), Ltd. entered into an Amended and Restated Acquisition Agreement with Knight Fuller, Inc. and Paycell, Inc. On September 10, 2004, Knight Fuller and Celtron had entered into an acquisition agreement whereby Knight Fuller acquired 100 percent of Paycell, Inc. from Celtron in exchange for 10 million shares of Knight Fuller common stock. In addition, on November 1, 2004, Knight Fuller and Paycell agreed to acquire 50 percent of the common stock of CreditPipe.

Under the terms of the Amended and Restated Agreement, the previous agreements discussed above were replaced in their entirety. In exchange for $423,000, Orbtech transferred 100 percent of the common stock to Knight Fuller. In addition, the original 10 million shares previously advanced to Celtron by Knight Fuller in exchange for the common stock of Paycell was reduced to 700,000 shares.

Litigation
----------
In February 2005, a complaint was filed against us, certain current and former officers and directors by a former contractor of one of our shareholders. The complaint alleges that we breached a contract. Our management is planning to file a motion to dismiss the complaint.

Disposal of Knowledge Worx
--------------------------
In February 2005,our 65 percent equity interest in Knowledge Worx (Pty) Limited, a South African company was terminated. Following is pro forma financial information showing the termination as if it had occurred at the beginning of the periods presented:

(b)  Reports on Form 8-K:
     March 3, 2004 (amendment)
     March 30, 2004
     June 6, 2004
     September 9, 2004
     November 11, 2004
     February 25, 2005
     March 7, 2005

                                                                            51
(c) Exhibits

The following exhibits are filed as part of this report as required by Item 601 of Regulation S-B:

     3.1  Certificate of Incorporation of the Company. *1
     3.3  Bylaws of the Company. *1
     5.1 Opinion of Kenneth Eade regarding the legality of issuance of securities *1
     5.2 Opinion of Kenneth Eade regarding legality of issuance of of securities (Registration Statement of Form S8, dated June 5, 2003)
     5.3 Opinion of Kenneth Eade regarding legality of issuance of securities (Registration Statement of Form S8, dated August 30, 2004)

    10.1  Acquisition agreement of Celtron International, Ltd. assets *2
    10.2  Acquisition agreement of MineWorx International (Pty) Ltd. *3
    10.3  Acquisition agreement of CreditPipe (Pty) Ltd. *4
    10.4  Acquisition agreement of C.J. Systems (Pty) Ltd.*5
    10.11 Agreement between Knight Fuller, Inc. Celtron International, Inc.
          and PayCell, Inc. dated September 10, 2004 (incorporated by reference to Current Report on Form 8-K, dated September 15, 2004)
    10.14 Acquisition agreement between Knight Fuller, Inc. and PayCell, Inc. and Celtron International, Inc., Orbtech Holdings Ltd. and
          CreditPipe (Pty) Ltd., dated November 1, 2004 (incorporated by reference to Current Report on Form 8-K, filed November 10, 2004)
    10.15 Amended and Restated Acquisition agreement between Knight Fuller, PayCell, and Celtron International, Inc., CreditPipe (Pty) Ltd., dated November 1, 2004 (incorporated by reference to Current Report on Form 8-K, filed March 18, 2005)

    14    Code of Ethics (Current Report on Form 8K, filed June 15, 2004)

    16.1 Letter from Roger Castro on change in certifying accountant (current report on Form 8k filed April 22, 2004)
    16.2 Letter from Cordovano & Honeck on change in certifying accountant (incorporated by reference to Current Report on Form 8-K, filed
            March 7, 2005)

    32.1: Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
    32.2: Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302  of the Sarbanes-Oxley Act of 2002
    32.3: Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley  Act of 2002
    32.4: Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley  Act of 2002
                --------------------------------------------------
                                                                            52
*1. Incorporated by reference to Registrant's filing on Form 10KSB/A on March
    8, 2001

*2. Incorporated by reference to Registrant's filing on Form 8K on July 20,
    2001
*3. Incorporated by reference to Registrant's filing on Form 8K on May 8, 2003

*4. Incorporated by reference to Registrant's filing on Form 8K November 26,
    2003

*5. Incorporated by reference to Registrant's filing on Form 8K March 30, 2004

ITEM 14. PRINCIPAL ACCOUNTING FEES & SERVICES

The Company does not have an Audit Committee. The Audit Committee's functions are performed by the Board of Directors. Appointment of the new independent accountant was approved by the Company's Board of Directors, which undertook the following actions before the appointment of the accountant:

The Board verified that the accountant was in good standing within the jurisdiction of its practice in the state of Colorado. The Board verified that the accountant was a member in good standing of the Public Accountancy Oversight Board (PAOB).

The Board verified that the accountant was capable of exercising objective and impartial judgment on all issues encompassed within its potential engagement, and that no member of the firm had any interest or relationship with any officer, director or principal shareholder.

Audit Fees
----------
The aggregate fees billed in each of the last two fiscal years for assurance and related services by the former principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements is approximately the sum of $69,719.57, which all related to the review and audit of Company financial statements.


Tax Fees
--------
No fees were paid to the former accountant for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

Other Fees
----------
No other fees were paid to the former accountant for any other services.

All audit and non-audit services that may be provided by our principal accountant to the Company shall require pre-approval by the Board. Further, our auditor shall not provide those services to the Company specifically prohibited by the Securities and Exchange Commission, including bookkeeping or other services related to the accounting records or financial statements of the audit client; financial information systems design and implementation; appraisal or valuation services, fairness opinion, or contribution-in-kind reports; actuarial services; internal audit outsourcing services; management functions; human resources; broker-dealer, investment adviser, or investment banking services; legal services and expert services unrelated to the audit; and any other service that the Public Company Oversight Board determines, by regulation, is impermissible.


                                                                            53

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of May, 2005.

Celtron International, Inc.



Allen Harington
---------------------
Allen Harington
Chief Executive Officer
May 30, 2005



                                                                            54