Form 10QSB
period 2005-03-31
CELTRON INTERNATIONAL INC
filed 2005-06-01
CIK 1084088

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2005

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                        Commission file number 000-28739


                          Celtron International, Inc.
                 ______________________________________________
       (Exact name of small business issuer as specified in its charter)

             Nevada                                   91-1903590
 ----------------------------                     ------------------
(State or other jurisdiction                   I.R.S. Employer I.D. No.)
incorporation or organization



                             563 Old Pretoria Road
                             Midrand, South Africa
                      -------------------------------------
                    (Address of principal executive office)


       Registrant's telephone number, including area code 011-2783-652-6350
                                                         -----------------

          -------------------------------------------------------------
        (former name, former address and former fiscal year, if changed)


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No____
                                     -----

The number of shares of common stock, $0.001 par value, outstanding as of March 31, 2005 was 36,108,274. As of May 31, 2005, we had 36,220,774 shares of common stock outstanding.
                                                                             1

                      PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                                                  Page
                                                                 ------

Consolidated Balance Sheets at December 31,  2004                  F-2

Consolidated Statements of Operations for the twelve and three
     months ended December 31, 2004                                F-3

Consolidated Statements of Cash Flows for the year
     ended December 31, 2004                                       F-4

Condensed Consolidated Statement of Changes in
 Shareholders' Equity                                              F-5


                                                                             2
                          CELTRON INTERNATIONAL, INC.
                      Condensed Consolidated Balance Sheet
                           (Unaudited) March 31, 2005


Assets
Current Assets
     Cash and cash equivalents                           $     48,823
     Accounts and notes receivable                            763,417
     Inventories (Note  )                                     207,345
     Other current assets                                      21,437
                                                          --------------
          Total Current Assets                              1,041,022

Due from related parties                                      233,027

Other investments, at cost                                    352,058
Property and equipment, net of accumulated depreciation       134,684
Intangible assets                                             495,587
                                                          --------------
Total Assets                                             $  2,256,378
                                                          ==============

     Liabilities and Shareholders Equity

Current Liabilities
     Accounts payable and accrued liabilities           $     386,110
     Other current liabilities                                  7,062
                                                          --------------
               Total Current Liabilities                      393,172
Non-Current Liabilities
     Long-term debt:                                          144,433
     Indebtedness to related parties                          280,863
     Deferred income                                           64,767
     Minority interest                                        410,314
                                                          --------------
Total Liabilities                                           1,293,549
                                                          --------------
Shareholders Equity
     Common stock                                              36,108
     Additional paid-in capital                            13,744,858
     Retained deficit                                     (12,975,944)
Accumulated Other Comprehensive Loss                          157,807
                                                          --------------
                    Total Shareholders Equity                 962,829
                                                          --------------
 Total Liabilities and Shareholders Equity                $  2,256,378
                                                          ==============
F-2
                                                                             3

                          CELTRON INTERNATIONAL, INC.
                Condensed Consolidated Statements of Operations
                                  (Unaudited)


                                                    Three Months Ended
                                                March 31,          March 31,
                                                  2005               2004
                                               ----------        -----------
Net Sales and Gross Revenues
     Net sales                                $   416,701       $   580,072
     Cost of sales                               (180,125)         (129,783)
                                               ----------        -----------
               Gross Profit                       236,576           450,289
                                               ----------        -----------
Costs and Expenses
     Selling expenses                                   -             4,931
     General and administrative expenses           45,720           533,810
     Provision for doubtful accounts and notes          -           303,400
     Other operating expenses                     422,848                 -
                                               ----------        -----------
               Total Operating Expenses           468,568           842,141
                                               ----------        -----------
Operating Loss                                   (231,992)         (391,852)
Other Income (Expense)
     Nonoperating income                            3,394            39,853
     Interest expense                              (7,262)           (7,985)
     Gain on sale of assets                       425,520                 -
                                               ----------        -----------
Loss before income taxes and minority interest    189,660          (359,984)
Provision for Income Taxes                              -                 -
Minority interest in earnings of subsidiary       (20,780)         (154,279)
                                               ----------        -----------
Net Income (Loss)                              $  168,880       $  (514,263)
                                               ==========        ===========
Basic and diluted loss per share            $      0.0048       $     (0.03)
                                               ==========        ===========
Weighted average common shares outstanding     35,341,607        18,414,975
                                               ==========        ===========
 F-3                                                                        4


                          CELTRON INTERNATIONAL, INC.
                condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                               Year            Three Months
                                               Ended           Ended
                                               December 31,    March 31,
                                               ------------    ------------
                                                  2004            2004
                                               ------------    ------------
  Net cash used in operating activities       $  (768,934)      $ (525,726)
                                               ------------    ------------
Cash flows from investing activities:
  Proceeds from the sale of investments,
   property and equipment                         789,054                -

  Additions to property and equipment             (38,666)         (74,162)
  Other                                           (11,359)               -
                                               ------------    ------------
  Net cash provided by (used in)
   investing activities                           739,029          (74,162)
                                               ------------    ------------
Cash flows from financing activities:
 Proceeds from sale of stock                      669,000                -
   Repayment of long-term debt                    (43,539)               -
   Net change in related party advances          (656,853)               -
   Proceeds from lines of credit,
    notes payable and
    current portion of long-term debt               4,036          583,741
                                               ------------    ------------
   Net cash provided by (used in)
    financing activities                          (27,356)         583,741
                                               ------------    ------------
   Net change in cash and cash equivalents        (57,261)         (16,147)
Effect of exchange rate changes on cash and        (9,494)               -

Cash and cash equivalents:
     Beginning of period                          115,578           31,512
                                               ------------    ------------
     End of period                            $    48,823        $  15,365

F-4
                                                                             5

                          CELTRON INTERNATIONAL, INC.
      Condensed Consolidated Statement of Changes in Shareholders' Equity
                                  (Unaudited)


                                                      Additional                 Other
                         Common Stock                 Paid-in       Retained     Comprehensive  Treasury
                         Shares          Par Value    Capital       deficit      Income/Loss    Stock          Total
                         ------------    ---------    ----------    -----------  -------------  --------   -----------
Balances at
 December 31, 2004        33,108,274     $ 33,108    $13,078,858   $(13,144,824)  $  349,940   $(192,758)  $  124,324
Issuance of common
 stock for debt            3,000,000        3,000        666,000              -            -           -      669,000

Cumulative Translation
 Adjustment                        -            -              -              -     (192,133)          -     (192,133)

Treasury stock - Celtron           -            -              -              -            -     192,758      192,758

Net Income                         -            -              -        168,880            -           -      168,880
                         ------------    ---------    ----------    -----------  -------------  --------
-----------
Balances at
 March 31, 2005           36,108,274     $ 36,108    $13,744,858   $(12,975,944)   $ 157,807    $      -    $ 962,829
                         ============    =========   ===========   =============   =========    ========   ===========

F-5
                                                                             6

CELTRON INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1:  Basis of presentation
         ---------------------
The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its Form 10-KSB dated December 31, 2004, and should be read in conjunction with the notes thereto.

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

Note 2: Related Party Transactions

The Company is due $233,027 from an affiliated company that was sold during the quarter ending March 31, 2005. The affiliated company is indebted to the Company for working capital advances made during the year ended December 31, 2004. The indebtedness is unsecured, non-interest bearing, and has no specific terms of repayment.

As of December 31, 2004 the Company was indebted to Opus International LLC in the total amount of $601,769 for working capital advances. During the quarter ended March 31, 2005 we received additional advances of $268,498 and issued 3,000,000 shares of common stock to Opus as repayment of the advances made to the Company. The shares issued were valued at the quoted market price of the Company's common stock totaling $669,000. As of March 31, 2005 the Company was indebted to Opus in the total amount of $201,267.

As of December 31, 2004 we were indebted to a director in the amount of $90,410. During 2005, one of our Directors made unsecured advances to us totaling $3,787 for working capital purposes. We repaid the Directors a total of $14,601 and are indebted to the Directors in the amount of $75,809 and $3,787, respectively, at March 31, 2005. The advances are due on demand.

Note 3: Acquisition agreement

On February 23, 2005, Celtron International, Inc. and its subsidiary, Orbtech Holdings, Limited, and Orbtech's operating subsidiary, CreditPipe (Pty), Ltd. entered into an Amended and Restated Acquisition Agreement with Knight Fuller, Inc. and Paycell, Inc. On September 10, 2004, Knight Fuller and Celtron had entered into an acquisition agreement whereby Knight Fuller acquired 100% of Paycell, Inc. from Celtron in exchange for 10 million shares of Knight Fuller common stock. In addition, on November 1, 2004, Knight Fuller and Paycell agreed to acquire 50% of the common stock of CreditPipe.

Under the terms of the Amended and Restated Agreement, the previous agreements discussed above were replaced in their entirety. In exchange for $423,000, Orbtech transferred 100% of the common stock to Knight Fuller. The $423,000 is reflected as a gain on sale of investment in these financial statements. In addition, the original 10 million shares previously advanced to Celtron by Knight Fuller in exchange for the common stock of Paycell was reduced to 700,000 shares.

Note 4: Inventories

Inventories at March 31, 2005 are summarized as follows:

Finished Products              $     92,281
Spare Parts and Supplies            115,064
                               ------------
                               $    207,345

Note 5: Debt

Debt consisted of the following at March 31, 2005:

    Notes payable to individuals     $     89,518
    Capital leases                         61,977
                                     ------------
     Total                           $    151,495


Note 6: Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the quarters ended March 31, 2005 and 2004:

                                          Quarter         Quarter
                                          Ended           Ended
                                          March 31,       March 31
                                          2005            2004
                                          ---------       ---------
S.A. statutory federal rate               30.00%          30.00%
 Permanent difference                      0.00%           0.00%
Net operating loss for which no tax
 benefit is currently available          -30.00%         -30.00%
                                          ---------       ---------
                                           0.00%           0.00%
                                         ==========      ==========

At March 31, 2005, deferred South African federal income taxes were approximately $69,000.

At March 31, 2005 we have a net operating loss carryforward for federal income tax purposes of approximately $6,960,000, which was fully allowed for in the valuation allowance of $2,087,109. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the quarter ended March 31, 2004 was $12,063.\

At March 31, 2005, we have a net operating loss carryforward for South African federal income tax purposes of approximately $625,000, which was fully allowed for in the valuation allowance of $187,589. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the quarter ended March 31, 2005 was approximately $(69,000).

At March 31, 2004, the Company has a net operating loss carryforward for South African federal income tax purposes of approximately $1,042,000, which was fully allowed for in the valuation allowance of $302,860. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.

Because of various stock transactions during 2003, management believes the Company has undergone an "ownership change" as defined by Section 382 of the Internal Revenue Code. Accordingly, the utilization of a portion of the net operating loss carryforward may be limited. The net operating loss carryforwards will expire in 2020 and 2021.


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

As of March 31, 2005, we had a working capital surplus of $647,850, compared to a working capital surplus of $177,565 for December 31, 2004. This must be read in conjunction with the notes to the financial statements of December 31, 2004. We believe that our current cash needs for at least the next twelve months can be met by our revenues.


Results of Operations

For the three months ended March 31, 2005, compared to the three months ended March 31, 2004.

Revenues

Total revenues amounted to $416,701 for the three months ended March 31, 2005 compared to $580,072 for the corresponding period in the prior year, a decrease of $163,371. This decrease was primarily a result of the streamlining of operations and the elimination of subsidiaries that do not fit within the company's current business plan of asset tracking and management.

Operating Expenses

Costs and expenses amounted to $468,568 for the three months ended March 31, 2005 compared to $842,141 for the corresponding period in the prior year, a decrease of $373,573. This decrease was primarily the result of the elimination of operating subsidiaries that do not fit within the current business plan.

Net Income or Loss

Net profit amounted to $168,880 for the three months ended March 31, 2005 compared to a net loss of $514,263 for the corresponding period in the prior year, an increase of $683,143. The change to net profit was primarily due to the decrease in expenses for eliminated subsidiaries and the sale of assets related thereto.

                                                                           8
Recent Developments

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


DreamWorks Acquisition

The Company has signed a letter of intent to acquire DreamWorks Technologies
(Pty) Ltd., a company engaged in the business of the supply of quality, user friendly software solutions. The transaction is expected to close on March 1, 2005. DreamWorks Technologies' current product offering is "Fuel Manager," a program designed to address high levels of fuel fraud and the misuse of fleet cars, and to schedule and record maintenance checks. This increases our capability to provide, along with our tracking and management products and services, full fleet management services.


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


None of the recently issued accounting standards had any effect on the Registrant's financial statements.


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

                                                                            9
PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In March 2005, a complaint was filed against the Registrant, its officers and directors, independent accountants and attorneys in the United States District Court for the District of New Jersey, entitled Jay B. Ross and Protocol Electronics, Inc. v. Celtron International, Inc., Case No. 05-1300, alleging the 1997 breach of a contract allegedly entered into in 1995 between the former majority shareholder of the Registrant, Celtron Holding, Ltd., formerly known as Celtron International, Ltd., which called for the issuance of stock of the former majority shareholder in exchange for services. The complaint alleges causes of actions for breach of contract, promissory estoppel, common law fraud, securities fraud, New Jersey Civil RICO violations and conspiracy, professional negligence against Counsel for the Registrant, professional negligence against the independent accountants for the Registrant, negligence of officers and directors, and tortuous interference with contract. Management and Counsel for the Registrant believe the action to be totally without merit. The complaint has not yet been served on any party. The Registrant will vigorously defend the complaint.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On or about January 26, 2005, 3,000,000 shares of common stock were issued to discharge debt owed to an affiliate, pursuant to Section 4(2) of the Securities Act of 1933.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

There have been no submissions of matters to the vote of security holders in the period ended March 31, 2005.

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


(a) Exhibits:

31.1     Rule 13a-14(a)/15d-14(a) Certification

31.2     Rule 13a-14(a)/15d-14(a) Certification

32.1     Section 1350 Certification.

32.2     Section 1350 Certification


(b) Reports on Form 8-K:

    - May 11, 2005: Appointment of Cordovano and Honeck as independent accountant

    - May 4, 2005: Amendment to 8K for resignation of Stark Winter Schenkein as accountant

    - May 2, 2005: Resignation of Ronald Pienaar as officer and director

    - April 29, 2005: Resignation of Stark Winter Schenkein as accountant

      April 11, 2005: Amendment to 8K for change of accountant to Stark Winter Shenkein

    - March 7, 2005: Change of accountant to Stark Winter Schenkein February 2, 2005: Entry into definitive agreement

                                                                             10

                                   SIGNATURES
                                  -----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELTRON INTERNATIONAL, INC.



BY:  /s/ Allen Harington
     -----------------------
     Allen Harington
     Chief Executive Officer


     Date: May 31, 2005




                                                                             11