Form 10QSB
period 2005-06-30
CELTRON INTERNATIONAL INC
filed 2005-08-19
CIK 1084088

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

EXCHANGE ACT

For the transition period from ___________ to ___________

Commission file number 333-87968

Celtron International, Inc.

______________________________________________

(Exact name of small business issuer as specified in its charter)

Nevada	91-1903590
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

563 Old Pretoria Road
Midrand, South Africa
(Address of principal executive office	(Zip Code

Registrant's telephone number, including area code 011-2783-652-6350

____________________________________________________

(former name, former address and former fiscal year, if changed)

Check whether the issuer  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X         No___

The number of shares of common stock, $0.001 par value, outstanding as of August 18, 2005 was 37,400,774.

Transitional Small Business Disclosure Format (check one): Yes              No    X

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CELTRON INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

June 30, 2005

(unaudited)

Assets
Current Assets
Cash and cash equivalents	$18,291
Accounts and notes receivable
Trade, net of allowance for doubtful accounts of$ 27,222
236,489
Other	34,789
Inventories	366,596
Other current assets	28,158
Total Current Assets	684,323
Due from related parties	77,499
Other investments, at cost	336,680
Property and equipment, net of accumulated
depreciation	143,795
Intangible assets
License rights, net of accumulated amortization of
$ 370,287	302,962
Software, net of accumulated amortization of $145,501	90,810

Total Assets	$1,636,069

Liabilities and Shareholders Equity
Current Liabilities
Accounts payable and accrued liabilities	$613,801
Other current liabilities
Current maturities of long-term debt	6,732

Total Current Liabilities	620,533

Non-Current Liabilities
Long-term debt	149,177
Indebtedness to related parties	46,923
Deferred income	72,576
Minority interest	261,702

Total Liabilities	1,150,911
Shareholders Equity
Common stock
Authorized - 100,000,000 shares
Issued and outstanding - 36,700,774	36,700
Additional paid-in capital	14,807,666
Retained deficit	(14,521,314)
Accumulated Other Comprehensive Income
Cumulative Translation Adjustment	161,906
Total Shareholders Equity	485,158

Total Liabilities and Shareholders Equity	$1,636,069
—

CELTRON INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Net Sales and Gross Revenues
Net sales	$819,341	$1,517,159	$402,640	$926,943
Cost of sales	(345,579)	(314,040)	(165,454)	(181,987)
Gross Profit	473,762	1,203,119	237,186	744,956

Costs and Expenses
Selling expenses	—	206,674	—	116,546
General and administrative expenses	299,743	1,446,328	254,023	794,883
Acquisition of technology from related party	—	4,071,922	—	4,071,922
Provision for doubtful accounts and notes	—	308,706	—	—
Stock-based compensation:
Consulting expense (Note 10)	563,400	—	563,400	—
Other operating expenses	1,195,720	—	772,872	—
Total Operating Expenses	2,058,863	6,033,630	1,590,295	4,983,351

Operating Loss	(1,585,101)	(4,830,511)	(1,353,109)	(4,238,395)

Other Income (Expense)
Nonoperating income	80,153	125	76,759	125
Interest expense	(3,265)	(16,176)	3,997	(8,061)
Gain on sale of investment	3,891	—	(71,190)	—

Loss before income taxes and minority interest	(1,504,322)	(4,846,562)	(1,343,543)	(4,246,331)

Provision for Income Taxes	—	—	—	—

Minority interest in earnings of subsidiary	127,832	—	148,612	—

Net Income (Loss)	$(1,376,490)	$(4,846,562)	$(1,194,931)	$ (4,246,331)

Basic and diluted loss per share	$ (0.0379)	$ (0.2274)	$ (0.0329)	$ (0.1679)

Weighted average common shares outstanding	36,355,279	21,309,712	36,355,279	25,289,975

CELTRON INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30 2005	June 30, 2004

Net Cash used in operating activities	(709,559)	(396,841

Proceeds from the same of investments, property and equipment	760,633	—
Additions to property and equipment
Other	20,966	—
Net cash provided by (used in) investing activities	645,824	(359,585)
Proceeds from sale of stock	90,000	—
Repayment of long-term debt	(72,564)	(12,358)
Net change in related party advances	(78,500)	843,132
Proceeds from lines of credit, notes payable and current portion of long term debt	16,743	23,076
Net cash provided by (used in) financing activities	(44,411)	853,850
Net change in cash and cash equivalents	(107,146)	97,424
cash equivalents	9,859	—
Beginning of period	115,578	34,068
End of period	$18,291	31,492
Cash paid during the period for:
Income taxes	0	0
Interest	0	0
Stock issued for debt	669,000	—

CELTRON INTERNATIONAL, INC.

Condensed Consolidated Statement of Changes in Shareholder’s Equity

(Unaudited)

	Common Stock
	Shares	Par Value	Additional paid in Capital	Retained Deficit	Other Comprehensive Income/Loss	Treasury Stock	Total	Comprehensive Income/Loss
December 31, 2004	33,108,274	$33,108	13,078,858	$(13,144,824)	$349,940	$(192,758)	$124,324

	3,000,000	3,000	666,000	—	—	—	669,000

	555,000	555	562,845				563,400

	300,000	300	89,700				90,000

	(262,500)	(263)	263

	—	—	—	(1,376,490)	—	—	(1,376,490)	$(1,376,490

	—	—	—	—	(188,034)	—	(188,034)	(188,034)

	—	—	—	—	—	192,758	192,758

								$(1,564,524)

	36,700,774	$36,700	$14,807,866	$(14,521,314)	161,906	$—	$485,158

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

Note 2: Related Party Transactions

As of December 31, 2004 the Company was indebted to Opus International LLC (Opus) in the total amount of $601,769 for working capital advances.  During the six months ended June 30, 2005 we received additional advances of $268,498 and issued 3,000,000 shares of common stock to Opus as repayment of the advances made to the Company.  The shares issued were valued at the quoted market price of the Company's common stock totaling $669,000.  Opus also exercised an option for 300,000 shares at $.30/share.  The total price of the options of $90,000 reduced the amount due to Opus.

In addition, the Company was due $190,000 from a subsidiary that was sold during the quarter.  The receivables were assumed by Opus and Opus’ loan account was reduced by $190,000.  As a result of the preceding transactions, the Company is due $77,499 from Opus as of June 30, 2005.  The indebtedness is unsecured, non-interest bearing, and has no specific terms of repayment, however approximately $60,000 was repaid in July, 2005 and management anticipates that the remaining balance will be repaid in the third quarter of 2005.

As of December 31, 2004 we were indebted to a director in the amount of $90,410.  During 2005, one of our Directors made unsecured advances to us totaling $3,787 for working capital purposes. We repaid the Directors a total of $14,601 and are indebted to the Directors in the amount of $75,809 and $3,787, respectively, at March 31, 2005.  The advances are due on demand.

During the six month period ending June 30, 2005 two stockholders returned 262,500 shares to the Company for cancellation as a result of an agreement entered into by the Company and the two stockholders.  The agreement calls for the full settlement of various pending legal actions between the parties.

Note 3: Stockholders’ Equity

During the six month period ended June 30, 2005 we issued 555,000 free trading shares of common stock to two consultants for consulting services rendered provided to the Company. The transactions were valued at the quoted market price of the Company's common stock totaling $563,400. These transactions are reflected as stock-based compensation in the accompanying consolidated financial statements.

Note 4: Acquisition agreement

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

Note 5: Inventories

Inventories at June 30, 2005 are summarized as follows:

Finished Products	$163,157
Spare Parts and Supplies	203,439
$366,596

Note 6: Debt

Debt consisted of the following at June 30, 2005:

Notes payable to individuals	$104,986
Capital leases	50,923
Total	$155,909

Note 7: Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the quarters ended June 30, 2005 and 2004:

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
S.A. statutory federal rate	30.00%	30.00%
Permanent difference	0.00%	0.00%

Net operating loss for which no tax benefit is currently available	-30.00%	-30.00%
	0.00%	0.00%

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in there being no provision for income taxes for the six-month periods ended June 30, 2005 and June 30, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-KSB and other filings with the Securities and Exchange Commission made by the Registrant from time to time.  The discussion of the Registrant’s liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant’s operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.  This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in the report.

 Liquidity and Capital Resources

Celtron International, Inc.’s (the “Company”) consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  It has experienced significant losses since inception.  These and other potential issues raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company uses cash and cash equivalents as its primary measure of liquidity. As of June 30, 2005, the Company’s cash and cash equivalents decreased by $97,287 since December 31, 2004 to $18,291. The decrease is due primarily to cash used in operating activities.

Except as discussed above, management is not aware of any other known trends, events, commitments or uncertainties that will have a significant impact on liquidity.

None of the recently issued accounting standards had any effect on the Registrant’s financial statements.

Results of Operations

The Six Months ended June 30, 2005 compared to the Six Months ended June 30, 2004

Revenues

Total revenues amounted to $819,341 for the six months ended June 30, 2005 compared to $1,517,159 for the corresponding period in the prior year, a decrease of  $697,818.  This decrease was the result primarily of the restructuring of the Company and the elimination of unprofitable subsidiaries.

Operating Expenses

Costs and expenses amounted to $2,058,863 for the six months ended June 30, 2005 compared to $6,033,630 for the corresponding period in the prior year, a decrease of $3,974,767.  This decrease was primarily the result of  a one time expense of $4,071,922 in the second quarter of last year taken for stock issued for technology.

Net Income or Loss

Net loss amounted to $1,376,490 for the six months ended June 30, 2005 compared to net loss of $4,846,562 for the corresponding period in the prior year, a decrease of $3,470,072.  The decrease is primarily attributed to the one time expense  in the same period last year for stock issued in exchange for technology.

ITEM 3. CONTROLS AND PROCEDURES

The Registrant’s management has evaluated the effectiveness of the Registrant’s disclosure controls and procedures (as such term is defined in Rules 13a-15(c) under the Securities Exchange Act of 1934, as amended) as of the period covered by this report.  Based on such evaluation, the Registrant’s Chief Executive Officer has concluded that, as of the end of the such period, the Registrant’s disclosure controls and procedures are effective.

There have not been any changes in the Registrant’s internal control over financial reporting (as defined in Rule 13-a 15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In response to an action filed in the High Court of South Africa against the officers and directors of our former subsidiary; CreditPipe (Pty) Ltd., case number 17018/2005,   Neil Davis and Brandon Sandiford filed, in May 2005, an action against Celtron International, Inc., CreditPipe, Celtron International, Inc. and Orbtech Holdings; Ltd., in the High Court of South Africa, Case No. 20890/05, seeking damages and affirmative relief under the contract by which CreditPipe was originally purchased by Celtron International, Inc.  In April 2005, Mosaic Software filed a liquidation action in the High Court of South Africa against CreditPipe, seeking damages for an alleged breach of contract for purchase of Postilion switch software, Case No. 19353/05.  All cases were settled in a global settlement agreement in July 2005.  The terms of the settlement agreement are confidential.  There was no other litigation to which the Company was a party pending in the period covered by this report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following securities were issued during the period covered by this report and were not registered under the Securities Act.

On or about June 14, 2005, the Registrant issued a net of 250,000 shares of its common stock to an affiliate; a sophisticated investor who had access to all corporate and financial information, in discharge of debt owed to the related party, in reliance upon Section 4(2) of the Securities Act of 1933.

ITEM 5.  SUBMISION OF MATTERS TO VOTE OF SECURITY HOLDERS

There have been no submissions of matters to the vote of security holders for the period covered by this report.

ITEM 5.  OTHER INFORMATION

On June 21, 2005, the Registrant filed a preliminary information statement, proposing the merger of its defunct partnership, CELTRON Properties, L.P., an entity with no operations, no assets and no liabilities, so that it would be merged with the Registrant and its separate entity status terminated.  On or about August 5, 2005, the Registrant’s board of directors, with the consent of the limited partner, dissolved the limited partnership and cancelled its certificate of limited partnership.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits: 31.1 Rule 13a-14(a)/15d-14(a) Certification 31.2 Rule 13a-14(a)/15d-14(a) Certification 32.1 Section 1350 Certification. 32.2 Section 1350 Certification

(b) Reports on Form 8-K:

April 12, 2005

Amended change of accountants to Stark Winter Schenkein

April 27, 2005

Amended change of accountants to Stark Winter Schenkein

April 28, 2005

Amended change of accountants to Start Winter Schenkein

May 2, 2005

Resignation of Allen Harington

May 5, 2005

Resignation of accountants Stark Winter Schenkein

May 13, 2005

Appointment of accountants Cordovano and Honeck

June 7, 2005

Amended change of accountants to Cordovano and Honeck

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELTRON INTERNATIONAL, INC.

BY: /s/ Allen Harington _________________________ Allen Harington Chief Executive Officer Date: August 19, 2005