Form 10QSB/A
period 2005-06-30
CELTRON INTERNATIONAL INC
filed 2005-08-23
CIK 1084088

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

ITEM 4.  SUBMISION OF MATTERS TO VOTE OF SECURITY HOLDERS

There have been no submissions of matters to the vote of security holders for the period covered by this report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits: 31.1 Rule 13a-14(a)/15d-14(a) Certification 31.2 Rule 13a-14(a)/15d-14(a) Certification 32.1 Section 1350 Certification. 32.2 Section 1350 Certification

(b) Reports on Form 8-K:

April 11, 2005

Amended change of accountants to Stark Winter Schenkein

April 29, 2005

Resignation of accountants to Stark Winter Schenkein

May 2, 2005

Resignation of Ronald Pienaar

May 4, 2005

Resignation of accountants Stark Winter Schenkein

May 11, 2005

Appointment of accountants Cordovano and Honeck

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELTRON INTERNATIONAL, INC.

BY: /s/ Allen Harington _________________________ Allen Harington Chief Executive Officer Date: August 21, 2005