Form 10QSB
period 2005-09-30
CELTRON INTERNATIONAL INC
filed 2005-11-14
CIK 1084088

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

State or other jurisdiction of                                                                              I.R.S. Employer

Incorporation or organization)                                                                         Identification No.)

                                                                                         563 Old Pretoria Road

                                                                                        Miidrand, South Africa

(Address of principal executive office                                                                        (Zip Code)

(former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       X               Yes No____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)   .       X         No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)       .       X         No

The number of shares of common stock, $0.001 par value, outstanding as of November 10, 2005 was  35,806,572.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CELTRON INTERNATIONAL, INC.
Index to Consolidated Financial Statements
(Restated See Note 1)
Page
Condensed Consolidated Balance Sheets at September 30, 2005	F-2
Condensed Consolidated Statements of Operations for the nine and three
months ended September 30, 2005 and September 30, 2004	F-3
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and September 30, 2004
F-3
Consolidated Statements of Other Comprehensive Income	F-4
F-3
Consolidated Statement of Changes in Stockholders’ Equity	F-5
Condensed Consolidated Statements of Cash Flows	F-6

13	CELTRON INTERNATIONAL, INC.
	Condensed Consolidated Balance Sheet
	September 30, 2005
	(Unaudited)
	Assets
	Current Assets
	Cash and cash equivalents	$18,484
	Accounts and notes receivable
	Trade, net of allowance for doubtful accounts of
	$27,222	242,023
	Other	38,475
	Inventories	324,539
	Other current assets	19,742
	Total Current Assets	643,263
	Other investments, at cost	43
	Property and equipment, net of accumulated
	depreciation	206,012
	Intangible assets
	License rights, net of accumulated amortization of
	$406,463	300,429
	Software, net of accumulated amortization of $117,531	130,588
	Total Assets	$1,280,335
	Liabilities and Shareholders Equity
	Current Liabilities
	Accounts payable and accrued liabilities	$627,385
	Other current liabilities
	Current maturities of long-term debt	47,505
	Total Current Liabilities	674,890
	Non-Current Liabilities
	Long-term debt	129,929
	Indebtedness to related parties	241,355
	Deferred income	91,698
	Minority interest	79,043
	Total Liabilities	1,216,915
	Shareholders Equity
	Common stock
	Authorized - 100,000,000 shares
	Issued and outstanding - 35,806,572	35,806
	Additional paid-in capital	14,606,851
	Retained deficit	(14,782,722)
	Accumulated Other Comprehensive Income
	Cumulative Translation Adjustment	203,485
	Total Shareholders Equity	63,420
	Total Liabilities and Shareholders Equity	$1,280,335
	See accompanying notes to condensed consolidated financial statements
	F-2

CELTRON INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Net Sales and Gross Revenues
Net sales	$1,620,392	$2,621,601	$801,051	$1,163,529
Cost of sales	(531,029)	(415,739)	(185,450)	(112,372)
Gross Profit	1,089,363	2,205,862	615,601	1,051,157
Costs and Expenses
Selling expenses	—	362,885	—	112,771
General and administrative expenses	2,205,390	2,184,147	709,927	867,744
Acquisition of technology from related party	—	4,071,922	—	—
Provision for doubtful accounts and notes	230,774	296,452	230,774	—
Stock-based compensation:
Consulting expense	563,400	340,300	—	339,700
Other	—	900		300
Total Operating Expenses	2,999,564	7,256,606	940,701	1,320,515
Operating Loss	(1,910,201)	(5,050,744)	(325,100)	(269,358)
Other Income (Expense)
Nonoperating income (expense), net	128,534	(109,021)	48,381	(105,613)
Interest expense	(19,013)	(288,201)	(15,748)	(242,799)
Gain on sale of investment	3,828	—	(63)	—
Loss before income taxes and minority interest	(1,796,852)	(5,447,966)	(292,530)	(617,770)
Provision for Income Taxes	—	97,862	—	—
Minority interest in earnings of subsidiary	158,954	—	31,122	—
Net Income (Loss)	$(1,637,898)	$(5,350,104)	$(261,408)	$(617,770)
Basic and diluted loss per share	$(0.04)	$(0.25)	$(0.01)	$(0.02)
Weighted average common shares outstanding	36,554,980	21,309,712	36,554,980	25,289,975

See accompanying notes to condensed consolidated financial statements

F-3

CELTRON INTERNATIONAL, INC.
Consolidated Statements of Other Comprehensive Income
(Unaudited)

	September 30,
	2005	2004
Net income (loss	$ (1,637,898)	$(5,350,104)
Other comprehensive income (loss), net of tax	(146,455)	__
Cumulative Translation Adjustments
Total other comprehensive income	(146,455)	__

Other comprehensive income	(1,784,353	$(5,350,104

See accompanying notes to consolidated financial statements F-4

CELTRON INTERNATIONAL, INC. Condensed Consolidated Statement of Changes in Shareholders' Equity (Unaudited)

			Additional					Comprehensive
	Common Stock		Paid-in	Retained	Other Comprehensive	Treasury		Income
	Shares	Par Value	Capital	deficit	Income/Loss	Stock	Total	(Loss)
Balances at December 31, 2004	33,108,274	$33,108	$13,078,858	$(13,144,824)	$349,940	$(192,758)	$124,324
Issuance of common stock for debt	3,000,000	3,000	666,000	—	—	—	669,000
Issuance of common stock for consulting
services	555,000	555	562,845				563,400
Issuance of common stock for stock
options exercised	300,000	300	89,700				90,000
Shares of common stock returned
for cancellation	(1,156,702)	(1,157)	1,157				—
Rescission of investment agreement by
subsidiary			(201,909)				(201,909)
Gain on disposal of subsidiary to related party			410,200				410,200
Net Loss for the nine months ended
September 30, 2005	—	—	—	(1,637,898)	—	—	(1,637,898)	$(1,637,898)
Cumulative Translation Adjustment	—	—	—	—	(146,455)	—	(146,455)	(146,455)
Treasury stock - Celtron	—	—	—	—	—	192,758	192,758
Total comprehensive income (loss) for the
nine months ended September 30, 2005								$(1,784,353)
Balances at September 30, 2005	35,806,572	$35,806	$14,606,851	$(14,782,722)	$203,485	$—	$63,420

See accompanying notes to condensed consolidated financial statements F-5

CELTRON INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	September 30,	September 30,
	2005	2004
Net cash used in operating activities	$(321,048)		$(88,250)
Cash flows from investing activities:
Proceeds from the sale of investments, property and equipment	748,269		24,095
Additions to property and equipment	(146,668)	(319,582)
Loans to subsidiaries	(399,977)		—
Acquisition of subsidiaries	—	(883,103)
Other	—		—
Net cash provided by (used in) investing activities	201,624	(1,178,590)
Cash flows from financing activities:
Proceeds from sale of stock	90,000		—
Repayment of long-term debt	(84,692)	(47,994
Net change in related party advances	(79,878)		1,239,022
Proceeds from lines of credit, notes payable and
current portion of long-term debt	108,954	159,500
Net cash provided by (used in) financing activities	34,384	1,350,528
Net change in cash and cash equivalents	(85,040)		83,688
Effect of exchange rate changes on cash and
cash equivalents	(12,054)		—
Cash and cash equivalents:
Beginning of period	115,578		32,715
End of period	$ 18,484		$ 116,403
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes		$ 0	$0
Interest		19,014	$0
Stock issued for debt	$669,000		$0
Stock issued for consulting services	$563,400		$0

See accompanying notes to condensed consolidated financial statements

 F-6

Celtron International, Inc.

Notes to Financial Statements

September 30, 2005

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

Note 2: Related Party Transactions

As of December 31, 2004 the Company was indebted to Opus International LLC (Opus) in the total amount of $601,769 for working capital advances.  During the nine months ended September 30, 2005 we received additional advances of approximately $283,712 and issued 3,000,000 shares of common stock to Opus as repayment of the advances made to the Company.  The shares issued were valued at the quoted market price of the Company's common stock totaling $669,000.  Opus also exercised an option for 300,000 shares at $.30/share.  The total price of the options of $90,000 reduced the amount due to Opus.

In addition, the Company was due approximately $190,000 from a subsidiary that was sold during the six months ended June 30, 2005.  The receivables were to be assumed by Opus and Opus’ loan account was reduced by $190,000 as of June 30, 2005, however, during the third quarter ended September 30, 2005 the receivable was determined to be uncollectible, and was returned to the Company by Opus, and Opus’ loan account restored accordingly.  The receivable was written-off by the Company during the quarter ended September 30, 2005.  As a result of the preceding transactions, the Company is indebted to Opus in the net amount of $125,481 as of September 30, 2005, which is included with indebtedness to related parties in the financial statements.

As of December 31, 2004 we were indebted to a director in the amount of $90,410.  During the first nine months of 2005, the same director advanced the Company $25,464.  The Company is indebted to the Director in the total amount of $115,874 at September 30, 2005, which is included with indebtedness to related parties in the financial statements.  The advances are due on demand.  Additionally, during 2005, one of our Directors made unsecured advances to us totaling $3,787 for working capital purposes, which was subsequently repaid.

During the nine month period ending September 30, 2005 six stockholders returned a total of 1,156,702 shares to the Company for cancellation as a result of various agreements entered into by the Company, the six stockholders, and several third parties.  The agreements call for the full settlement of various pending legal actions between all the parties involved.

Note 3: Stockholders’ Equity

During the nine month period ended September 30, 2005 we issued 555,000 free trading shares of common stock to two consultants for consulting services rendered provided to the Company. The transactions were valued at the quoted market price of the Company's common stock totaling $563,400. These transactions are reflected as stock-based compensation in the accompanying consolidated financial statements.

During the quarter ending September 30, 2005 the Company’s subsidiary and a third party mutually agreed to rescind an investment agreement between the parties.  The rescission required the parties involved to return of the stock held by each party that had been originally issued under the agreement.  As a result, the Company has decreased additional paid-in capital to reflect the retired shares of the subsidiary and the return of the investment in common stock.  Therefore, as of September 30, 2005, the Company’s financial statements no longer reflect the investment in the third party.  No gain or loss has been recognized in these financial statements as a result of this transaction.

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

Under the terms of the Amended and Restated Agreement, the previous agreements discussed above were replaced in their entirety. In exchange for $423,000, Orbtech transferred 100% of the common stock to Knight Fuller. Because the companies involved are considered related parties, the net gain on sale of $410,200 is reflected as an increase to additional paid-in capital in these financial statements.  In addition, the original 10 million shares previously advanced to Celtron by Knight Fuller in exchange for the common stock of Paycell was reduced to 700,000 shares.

Note 5: Inventories

Inventories at September 30, 2005 are summarized as follows:

Finished Products	$144,439
Spare Parts and Supplies	180,100
Total	$324,539

Note 6: Debt

Debt consisted of the following at September 30, 2005:

Notes payable to individuals	$105,753
Capital leases	71,681
Total	177,434
Less: current maturities	47,505
Non-current portion of long-term debt	129,929

Note 7: Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the quarters ended September 30, 2005 and 2004:

	Nine-Months Ended June 30, 2005	Nine- Months Ended June 30, 2004
S.A. statutory federal rate	30.00%	30.00%
Permanent difference	0.00%	0.00%

Net operating loss for which no tax benefit is currently available	-30.00%	-30.00%
	0.00%	0.00%

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in there being no provision for income taxes for the nine-month periods ended September 30, 2005 and September 30, 2004.

Note 8: Litigation

In the first quarter of 2005, a complaint was filed against the Registrant, its officers and directors, independent accountants and attorneys in the United States District Court for the District of New Jersey, entitled Jay B. Ross and Protocol Electronics, Inc. v. Celtron International, Inc., Case No. 05-1300, alleging the 1997 breach of a contract allegedly entered into in 1995 between the former majority shareholder of the Registrant, Celtron Holding, Ltd., formerly known as Celtron International, Ltd., which called for the issuance of stock of the former majority shareholder in exchange for services.  The complaint alleges causes of actions for breach of contract, promissory estoppel, common law fraud, securities fraud, New Jersey Civil RICO violations and conspiracy, professional negligence against Counsel for the Registrant, professional negligence against the independent accountants for the Registrant, negligence of officers and directors, and tortuous interference with contract.  Management and Counsel for the Registrant believe the action to be totally without merit.  The Registrant has answered the complaint, and plans to file a motion for summary judgment.

Results of Operations

Three Months Ended September 30, 2004 and 2005.

The net loss for the three months ended September 30, 2005 was $261,408 compared with a net loss of $617,770 for the three months ended September 30, 2004. The primary reason for the change was the company’s elimination of unprofitable subsidiaries.

Nine Months Ended September 30, 2004 and 2005

The net loss for the nine months ended September 30, 2005 was $1,637,898, compared with a net loss of $5,350,104 for the nine months ended September 30, 2004.  The primary reason for the change was a one-time expense of $4,071,992 in the nine months ended September 30, 2004 as stock based compensation for the development of technology.

Liquidity and Capital Resources

Celtron International, Inc.’s (the “Company” or “Celtron”) consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.   Celtron uses cash and cash equivalents as its primary measure of liquidity.  Since inception, we have financed our growth with loans from our shareholders.  As of September 30, 2004, we had $116,403 cash on hand and total current liabilities of $838,286, compared with $116,403 cash on hand and current liabilities of $838,286 as of September 30, 2004.  We believe that our current cash needs for at least the next twelve months can be met by our operations and private placements of our securities.  Except as discussed above, management is not aware of any other known trends, events, commitments or uncertainties that will have a significant impact on liquidity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Celtron is subject to very little, if any, market risk as its cash and cash equivalents are invested in short-term money market funds.

ITEM 4. CONTROLS AND PROCEDURES

The Registrant’s management has evaluated the effectiveness of the Registrant’s disclosure controls and procedures (as such term is defined in Rules 13a-15(c) under the Securities Exchange Act of 1934, as amended) as of the period covered by this report.  Based on such evaluation, the Registrant’s Chief Executive Officer has concluded that, as of the end of such period, the Registrant’s disclosure controls and procedures are effective.

There have not been any changes in the Registrant’s internal control over financial reporting (as defined in Rule 13-a 15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the first quarter of 2005, a complaint was filed against the Registrant, its officers and directors, independent accountants and attorneys in the United States District Court for the District of New Jersey, entitled Jay B. Ross and Protocol Electronics, Inc. v. Celtron International, Inc., Case No. 05-1300, alleging the 1997 breach of a contract allegedly entered into in 1995 between the former majority shareholder of the Registrant, Celtron Holding, Ltd., formerly known as Celtron International, Ltd., which called for the issuance of stock of the former majority shareholder in exchange for services.  The complaint alleges causes of actions for breach of contract, promissory estoppel, common law fraud, securities fraud, New Jersey Civil RICO violations and conspiracy, professional negligence against Counsel for the Registrant, professional negligence against the independent accountants for the Registrant, negligence of officers and directors, and tortuous interference with contract.  Management and Counsel for the Registrant believe the action to be totally without merit.  The Registrant has answered the complaint, and plans to file a motion for summary judgment.

In response to an action filed in the High court of South Africa against the officers and directors of our former subsidiary: CreditPipe Pty Ltd., Neil Davis and Brandon Sandiford filed, in May 2005, an action against Celtron International; Inc. and CreditPipe in the High Court of south Africa, Case No. 20890/05, seeking damagers and affirmative relief under the contract by which CreditPipe was acquired by Celtron International, Inc.  In April 2005, Mosaic Software filed a liquidation action in the High Court of South Africa against CreditPipe, alleging breach of a contract for the purchase of Postilion switch software, Case No. 19353/05.  All cases were settled in a global settlement agreement in July 2005.  The terms of the settlement agreement are confidential.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter, 3,000,000 shares of common stock were issued to Opus International, LLC, an affiliate and sophisticated investor, who has access to all corporate and financial information, in discharge of $283,712owed to the investor for working capital advances.  In the same period, Opus International, LLC exercised an option to purchase 300,000 shares of common stock at $.30 per share, in discharge of $90,000 in debt owed to Opus for capital advances.  Both issuances were made in reliance upon Section 4(2) of the Securities Act of 1933.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits: 31.1 Rule 13a-14(a)/15d-14(a) Certification 31.2 Rule 13a-14(a)/15d-14(a) Certification 32.1 Section 1350 Certification. 32.2 Section 1350 Certification

(b) Reports on Form 8-K:

11/1/05: Entry into definitive material agreement

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELTRON INTERNATIONAL, INC.

BY: /s/ Allen Harington -------------------------------------- Allen Harington Chief Executive Officer and Chief Financial Officer Date: November 11, 2005