Form 10KSB
period 2005-12-31
CELTRON INTERNATIONAL INC
filed 2006-04-19
CIK 1084088

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from                      to

Commission file number: 000-28739

CELTRON INTERNATIONAL, INC.

(Name of small business issuer in its charter)

Nevada	91-1903590
(State or jurisdiction or incorporation or organization)	(I.R.S. Employer Identification Number)

6779 Mesa Ridge Road, Suite 100 San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (877) 437-4199

Securities to be registered under Section 12(b) of the Exchange Act: None

Securities to be registered under Section 12(g) of the Exchange Act:

(Title of class)	Name of each exchange on which registered
Common Stock, $.001 par value	OTC Bulletin Board

Check whether the issuer is not required to file reports pursuant to Section 13(d) or 15(d) of the Exchange Act.    ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Issuer’s revenues for the fiscal year ending December 31, 2005 were $1,227,374.

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days is $20,985,663 as of April 6, 2006.

On April 9, 2006, the registrant had outstanding 98,056,563 shares of Common Stock, which is the registrant’s only class of common equity.

Transitional Small Business Disclosure Format (Check one)    Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Part III of this Annual Report are incorporated by reference to the registrant’s definitive Information Statement to be filed with the Commission on or before April 30, 2006.

CELTRON INTERNATIONAL, INC.

FORM 10-KSB

For The Fiscal Year Ended December 31, 2005

PART I

This Form 10-KSB of Celtron International, Inc. (the “Company”) contains forward-looking statements concerning anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “scheduled” and like expressions, and the negative thereof. These statements address matters including, but not limited to, statements relating to the development and pace of sales of the Company’s products, expected trends and growth in the Company’s results of operations, projections concerning the Company’s available cash flow and liquidity, anticipated penetration in new and existing markets for the Company’s products and the size of such markets, anticipated acceptance of the Company’s products by existing and new customers, and the ability of the Company to achieve or sustain any growth in sales and revenue. The forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to differ materially from the statements, including those risks described in the Company’s Securities and Exchange Commission reports, and the risk factors described in this Form 10-KSB under “Issues and Uncertainties.”

ITEM 1.	DESCRIPTION OF BUSINESS

Background: Incorporation and Merger

The Company was originally incorporated under the laws of the State of Nevada on April 8, 1998.

The Company and Satellite Security Systems, Inc., a California corporation (“Satellite”), entered into an Agreement and Plan of Merger dated December 9, 2005 (the “Merger Agreement”). On December 31, 2005, pursuant to the terms of the Merger Agreement, Satellite merged with and into a wholly owned subsidiary of the Company (the “Merger”) whereby the Company issued one share of its common stock in exchange for each 3.12 shares of Satellite outstanding. Holders of the 32,979,813 outstanding shares of the Company’s common stock continued to hold their stock following the Merger and there were no monetary assets exchanged to these holders.

Prior to the Merger, the Company’s principal asset was the ownership of a 70% interest in the common stock of Orbtech Holdings, Inc. (“Orbtech”) a South African company. On October 21, 2005, the Company entered into an agreement with Buytron, Inc. (“Buytron”), a company that was formed for the purpose of holding shares of common stock of the Company. One of the principal shareholders of Buytron is also an owner of Orbtech. In conjunction with the agreement, the shares of common stock of the Company which were owned by Buytron were distributed to the shareholders of Buytron. Under the terms of the agreement, the Company eliminated a portion of its control in Orbtech by reducing the number of its ownership shares in exchange for the cancellation of certain shares of Company common stock that the principal shareholder of Buytron owned. The result of this transaction was that the Company reduced its ownership percentage in Orbtech from approximately 70% to approximately 42.5% (from a consolidated entity to an equity investment accounted for as such), and 4,146,759 shares of common stock of the Company previously owned by a Buytron shareholder were cancelled.

As of December 31, 2005, the Company’s 42.5% share of the book value of Orbtech was approximately $40,000. Based on the fact that Orbtech has incurred significant losses from operations for the current and past years, management recorded a 100 percent impairment of its equity position, thereby writing off the entire carrying amount of its investment, with the Company effectively remaining a public shell.

As a result of these transactions, the Merger of Satellite into the Company has been accounted for as a “reverse merger” into a shell company. Accordingly, the information on the historical financial statements below reflect the operations of Satellite, except for the statement of shareholders’ deficiency, which has been converted into the shares of the Company.

Company’s Business

The Company is primarily engaged in providing asset tracking services, through use of the Global Positioning System (“GPS”) and various communications platforms, for asset security and logistic control. The Company’s solutions generally involve the sale of a GPS tracking device and subsequent monitoring of that device. The Company’s solutions can be integrated with almost any type of asset that is fixed or mobile. This includes human beings, such as soldiers in training or combat and/or land and sea vehicles, such fleets of trucks, weapons systems, shipping containers, automobiles and the like. Through this ability to communicate with a remote asset, the Company is able to monitor location (GPS), status (e.g. engine on/off, door open/close) and sensor information such as an RFID Smart-Card passing by the Company’s units RFID sensor. Smart-Card information tied to the GPS data produced by the GlobalGuard™ unit allows the Company to monitor inventory locations, or student activity to and from school, for example.

The Company’s products have the potential for broad-scale applications for law enforcement, homeland security, fleet tracking and management, utility applications and fixed point monitoring. We have initially focused the Company’s solutions on services for law enforcement, and we have several programs currently under way with Federal, state and local law enforcement agencies. These programs allow law enforcement officials to utilize the Company’s solutions to track suspects or convicted felons (e.g., sexual predators) covertly. In addition to covert tracking and monitoring solutions, the Company offers a “Bait Car” solution for law enforcement to deploy in aiding the fight against auto theft. A car with an integrated tracking device can be left unattended and the Company can notify law enforcement in the event the vehicle moves. We have since taken the processes and procedures we learned in working with law enforcement and applied that knowledge to the Company’s newest market, school transportation and student safety.

The Company generates one time revenues through direct and OEM sales of its GPS tracking devices which it markets under the name GlobalGuard™. The Company then supplies stealth and covert systems with two-way communications capabilities linked to a Monitoring and Support Center (the “MSC”) with trained staff on duty 24 hours a day, seven days a week. The monitoring services are provided under the terms of service contracts which provide monthly recovering revenue to the Company. Typically these contracts have a initial period of one to five years. After the initial contract period, the term automatically renews annually on an ever-green basis until terminated by one of the parties.

The Company’s recurring revenue stream is based on customer options for monitoring and control functions. Users pay to monitor the movements of vehicles in a fleet, for example, or to take specific control actions (for example: remotely initiating operation of an emergency standby generator). This model provides the customer with predictable budgeting and low startup costs.

PRODUCTS

The Company’s flagship product, GlobalGuard™, integrates GPS into a communications portal package using Motorola’s ReFLEX technology to transmit via the two-way pager infrastructure that stretches across North America and throughout Europe, Asia, and in other areas around the world.

GlobalGuard™ 877 Units

The GlobalGuard™ unit is a black-box that is a state-of-the-art 8-channel vehicle tracking and security system. The GlobalGuard™ system integrates the US Government’s GPS satellite network that provides worldwide geolocation information and Motorola’s state of the art nation-wide ReFLEX technology as the system’s primary communications network. GlobalGuard™ is accurate to better than the five-meters @ 80 mph, a requirement for many Automated Vehicle Location (“AVL”) applications and the clients that use them. The GlobalGuard™ units are able to view up to eight GPS satellites for accurate location and tracking. The GlobalGuard™ unit provides continuous operation in temperatures of 20-150 degrees Fahrenheit while mounted within a vehicle.

GlobalGuard™ is built around the ReFLEX technology acting as a transceiver that reports remote data. Transmissions can be at specified time intervals, triggered by events, or on demand. The GlobalGuard™ transmission data rate is 256 kbps at 940 MHz. In order to ensure these units do not interfere with the batteries on the vehicles, the GlobalGuard™ unit is made to transmit at low power rates that require a ground “repeater” station or tower to receive the signal and then relay the signal via satellite to the pager carrier’s Network Operating Center (the “NOC”) and back to the MSC. Due to a unique “simulcast” feature applicable only to ReFLEX networks, the GlobalGuard™ needs only one land-based repeater/transmitter to serve as a reflecting point for the Company’s signal. There are thousands of these repeater/transmitters throughout North America; each is able to cover a large region. All of these repeater/transmitters are maintained and operated by the respective satellite carrier and serve a valued purpose in maintaining communications sustainability even in emergency conditions as has been experienced with 9/11, the Northeast energy blackout, and hurricane Katrina.

The Company also has the ability to adapt its core technology to other applications because of the synergistic features of its GPS and communication devices with various products already offered by the Company’s strategic partners. Such applications can by tied to the Company’s GlobalGuard™ units for a variety of needs, for example, by law enforcement agencies to track shipments of illegal cargo and movement of persons in vehicles throughout the United States. We have also adapted the Company’s Global Guard ™ product to smart-card technology, which is currently integrated for continued use by hazardous material carriers and school bus and student transportation carriers, addressing security concerns by remotely authenticating and tracking the use of vehicles and drivers while also providing accountability of inventory or students being transported.

The Monitoring and Support Center

The ground station Monitoring and Support Center (MSC) is the heartbeat behind the Company’s remote monitoring system. The MSC houses the computer equipment needed to interact with the GlobalGuard™ units in the field, and serves as the operations center for the Company’s employees that monitor the MSC. The MSC provides Internet connectivity for the software packages that the Company’s clients use to monitor their equipment or statistical data. Through the use of the ReFLEX network, first responders, law enforcement, military or government agencies can obtain information, such as the status of assets containing the GlobalGuard™ units, and the status of supporting assets in the area, including GPS positions sent to and from a central monitoring center. The data that can be sent to and from a central monitoring center or “command station” can create a real time picture for the local authorities to help them understand what critical response units are doing and where they are deployed. The Internet connectivity at the MSC is monitored internally to assure continual service to the Company’s clients. We have installed redundant systems to ensure the highest amount of system availability for all clients. The MSC has redundant data servers as well as back-up power for continuous operations.

The MSC precisely plots the transponder’s position location information on digital maps and, using the Company’s Virtual Perimeter technology (Patent Pending), is able to determine whether a relevant asset is where it is supposed to be in terms of both time and geography. If the asset is outside of its predefined limits, then the Virtual Perimeter program will alert the MSC team and immediately send messages to the owner and/or law enforcement authorities as prescribed.

Unlike most services that enable unidirectional data flow, the GlobalGuard™ system allows information to flow both directions. Accordingly, the MSC not only receives information from the field, but can also send commands to the remote transponder. For example, a vehicle’s speed can be transmitted to the MSC in addition to its location. If the speed becomes excessive or moves outside its pre-established geographic virtual perimeter (e.g. stolen), then the MSC can transmit one command to alert authorities and a second command back to the vehicle to disable the vehicle in a controlled manner. The potential applications for the GlobalGuard™ system are numerous and are already being applied for security and compliance activities across many industries.

The Company’s solutions require no new computer or network hardware to be installed at client spaces to support the monitoring function. All GlobalGuard™ ES servers (“GGES”) and databases are maintained in the MSC. GGES is a software tool that facilitates the viewing of an entire fleet simultaneously (both in graphical and tabular form).

A client’s data will be available via computer monitors using a standard web browser interface with standard windowing functionality. The only required change in a program participant’s IT environment is the installation of GGES client software on pre-designated staff member desktops. All reporting from GGES is done in HTML/XML which is Open Data Base Connectivity (ODBC) compliant and can be exported into Excel as a .CSV file type. GGES is compatible with Microsoft Windows 2000 and Windows XP.

The Company’s Services

The Company has developed proprietary software designed to simplify the user experience and support the rapid development of additional value added services. Clients can easily access their account from any location using a PC, laptop, or PDA via a secure Internet connection.

Using the GGES software, we have the option of viewing current vehicle/asset locations or vehicle movements over a period of time. GGES also supports the Company’s customer service goals allowing us to answer frequent questions regarding an assets location, such as, “which vehicle is nearest a given geographic point or address at any moment in time?”

The GGES software includes the Internet-based capability to view the location or route history of each individual AVL-equipped vehicle by an authorized GGES system user working at any Internet-connected computer. The GGES mapping software display offers extensive detail giving the user complete zoom-in or out functionality to view the level of detail necessary to maintain situational awareness of client vehicles dispersed throughout a given region.

For added convenience, customers can access their information by calling the Company’s MSC toll-free number, twenty-four hours a day, seven days a week. Some of the services the Company currently provides include:

•	Virtual Perimeter: The Virtual Perimeter is one of the Company’s leading services. It is a patent pending “geo-fencing” application that allows the customer to create zones where a vehicle’s (or other asset’s) location may be monitored for boundary crossing. Boundaries aren’t just geographic. Other boundaries that can be “fenced” include date and time boundaries and telematics activity.

•	Routing: GlobalGuard™ leverages various geospacial, census and tiger data components (i.e., mapping technologies) to manage and indicate the vehicle’s movement within urban areas and to track directions of travel, as well as providing turn-by-turn directions to the driver if needed.

•	Watchdog: Watchdog is the Company’s patent pending, enhanced security feature that allows the customer to program the GlobalGuard™ unit, remotely through the MSC or through GGES, to automatically and instantly alert the customer when a vehicle or asset leaves its assigned area. This is a favorite application of law enforcement; “bait cars” are often left unattended, and when a car thief strikes, the police are automatically notified.

•	Automated Notification of Events (Threshold Alarming). Beyond the Watchdog service, the MSC can analyze incoming data and send notifications or updates to customers in various automated formats so that customers have complete control over the analysis of the data and resulting actions. Automated event activities can be customized by customer preference.

•

Reporting. We will continually add reporting features based on customer needs and various integration efforts that are underway. Such reports include daily driver reports, summary activity reports of events, and variations of the current student accountability reports. The Company has built into GGES software the modular control of adding and activating these reports for the Company’s clients as they come online. Essentially, the Company offers its clients the ability to pay for additional reporting features. The Company can activate the additional reports selected by the customer instantly without the customer having to download new software or additional upgrades.

SALES AND MARKETING

The Company’s sales and marketing objective is to achieve market penetration through vertical marketing and targeted sales activities. We currently market and sell the Company’s solutions through several sales channels, including the following:

•	Strategic sales force. We currently have two sales employees focused on marketing and selling the Company’s solutions to enterprise or OEM accounts. Enterprise accounts are targeted to prospects with greater than 1,000 mobile resources. The sales process with enterprise accounts often requires many months of activity which is a competitive process and requires a pilot test of the Company’s solutions. This sales force is conducted out of the Company’s headquarters in San Diego, California.

•	Major account sales force. We have one employee focused on marketing and selling the Company’s solutions to major accounts. Major accounts are defined as customers with 101 to 1,000 mobile resources. This is conducted out of the Company’s headquarters in San Diego, California.

•	Inside sales force. We have one employee focused on marketing and selling the Company’s solutions to small business customers and selling additional solutions to existing customers. This is conducted out of the Company’s headquarters in San Diego, California.

•	Agent/OEM sales force. We have one sales employee who manages a network of sales agents derived from the Company’s OEM or strategic partners. This OEM agent is focused on marketing and selling the Company’s solutions through already established sales channels and distribution networks. This Company employee acts as a conduit for sales/marketing support for OEM partner agents while presenting or negotiating deals. The Company’s employees also act as project managers when supporting the Company’s OEM or strategic partners in writing and submitting proposals that are large responses to requests’ for proposals (RFP’s) throughout the country. Participants in the agent sales program are compensated for the sales of the Company’s solutions by the OEM partner not by the Company.

The Company’s marketing department is engaged in a variety of activities, such as awareness and lead generation programs, development of collateral and sales tools, trade shows, and co-marketing with third parties.

The Company expensed $382,452 and $591,636 on sales and marketing activities in 2005 and 2004 respectively. As of December 31, 2005, the Company’s sales and marketing team consisted of 5 employees. The Company’s agent/OEM sales force supports 52 OEM and strategic partner distributors each of which has between 3-10 sales agents.

CUSTOMERS

We market and sell the Company’s solutions to a broad range of customers in the United States and Canada. The number of mobile resources enabled with the Company’s solutions on a subscription basis has grown from 1,800 as of January 1, 2005, to approximately 2,400 as of December 31, 2005. We categorize customers into small, medium or large-sized customer groups by reference to the total number of subscribers to the Company’s services. Small-sized customers have 5 or fewer subscribers, medium-sized customers have 6 to 100 subscribers or user licenses, and large-sized customers have more than 100 subscribers. Currently, we have customers in the following industries:

• School Districts	• Law Enforcement
• Hazardous Materials Transportation	• Air Quality Boards
• Commercial Fleet/Field Service	• Retail Consumer Vehicle Tracking
• Utility/Fixed Point Applications

In 2005, three customers accounted for 31.6% 19.1% and 10.7% of revenues, respectively. No other customer accounted for more than 10% of our revenues during the period. In 2004, these same customers accounted for 0%, 39.8% and 12.2% of revenues respectively. For 2006 we expect that revenues from these customers to be consistent with prior levels, but to decrease as a percentage of revenues as the Company moves to diversify its customer base.

COMPETITION

We face strong competition for the Company’s solutions, and this competition is expected to increase in the future.

We face competition from a number of different business productivity solution providers, including:

•	Solutions developed internally by the Company’s prospective customers’ information technology staffs, particularly by large companies;

•	Discrete means of communication with mobile workers, such as pagers, two-way radios, hand-held devices and wireless telephones;

•	Solutions targeted at specific vertical markets, such as services offered by Qualcomm Incorporated that monitor assets in the long-haul transportation sector;

•	Solutions designed to help companies schedule and route their mobile workers; and

•	Solutions offered by smaller market entrants.

Many of the Company’s existing and potential competitors have substantially greater financial, technical, marketing and distribution resources than we do. Additionally, many of these companies have greater name recognition and more established relationships with the Company’s target customers. Furthermore, these competitors may be able to adopt more aggressive pricing policies and offer customers more attractive terms than we can. If we are unable to compete successfully, the Company’s business may suffer and the Company’s sales cycles could lengthen, resulting in a loss of market share or revenues.

We compete primarily on the basis of functionality, integration capability, deployment expertise, ease of use, quality, price, service availability, customer service and corporate financial strength. As the demand for remote asset monitoring solutions increases, the quality, functionality and breadth of competing products and services will likely improve and new competitors will likely enter the Company’s market. In addition, the widespread adoption of industry standards and the deployment of high-speed wireless data networks may make it easier for new market entrants or existing competitors to improve their existing products and services, to offer some or all of the products and services we offer or may offer in the future, or to offer new products and services that we do not currently offer. We also do not know to what extent network infrastructure developers and wireless network operators will seek to provide integrated wireless communications, GPS, software applications, transaction processing, and Internet solutions, including access devices developed internally or through captive suppliers.

RESEARCH AND DEVELOPMENT

The Company’s research and development efforts focus on development of new, feature-rich versions of its existing product lines, and evaluating anticipated future generations of products within the Company’s area of business. Research and Development expenses for the years ended December 31, 2005 and 2004 were $319,953 and $210,167 respectively.

EMPLOYEES AND LABOR RELATIONS

As of December 31, 2005, the Company employed a total of 23 full-time and 3 part-time person(s), consisting of 5 in sales and marketing, 3 in research and development, 10 in operations, and 8 in finance, administration and other capacities. We have never had a work stoppage. None of the Company’s employees are represented by a labor organization, and we consider the Company’s relations with the Company’s employees to be good.

INTELLECTUAL PROPERTY

We rely on a combination of patent, trade secret, trademark and copyright laws, nondisclosure agreements and other contractual restrictions to protect the Company’s proprietary technology.

As of December 31, 2005, we have 4 process patent applications under review, which cover various aspects of the Company’s hosted solutions and elements of the Company’s licensed software solutions. We intend to continue to file patent applications where we believe there is a strategic, technological or business justification. No patents have been issued at this time and no assurances can be given that any patents will issue from the Company’s existing applications, or if they do issue, that they will be adequate to protect the Company’s business interest. Such intangible asset costs have been written off the Company’s books, as realization of such intellectual property benefits is unknown at this time.

As part of the Company’s confidentiality procedures, we generally enter into nondisclosure agreements with the Company’s employees, consultants, distributors and corporate alliances and limit access to and distribution of the Company’s software, documentation and other proprietary information. If a third party were to breach the confidentiality provisions or other obligations in one or more of the Company’s agreements or to misappropriate or infringe the Company’s intellectual property or the intellectual property licensed to us by third parties, the Company’s business could be seriously harmed. Third parties may independently discover or invent competing technologies or reverse engineer the Company’s trade secrets, software or other technology. Furthermore, laws in some foreign countries may not protect the Company’s proprietary rights to the same extent as the laws of the United States. Therefore, the measures we take to protect the Company’s proprietary rights may not be adequate.

Third parties may claim that the Company’s current or future products or services infringe their proprietary rights or assert other claims against us. As the number of entrants into the Company’s market increases, the possibility of an intellectual property or other claim against us grows. Any intellectual property or other claim, with or without merit, would be time-consuming and expensive to litigate or settle and could divert management attention from focusing on the Company’s core business. As a result of such a dispute, we may have to pay damages, incur substantial legal fees, develop costly non-infringing technology, if possible, or enter into license agreements, which may not be available on terms acceptable to us, if at all. Any of these results would increase the Company’s expenses and could decrease the functionality of the Company’s solutions, which would make the Company’s solutions less attractive to the Company’s current or potential customers. We have agreed in some of the Company’s agreements, and may agree in the future, to indemnify other parties for any expenses or liabilities resulting from claimed infringements of the proprietary rights of third parties.

ITEM 2.	DESCRIPTION OF PROPERTIES

The Company’s principal executive offices, as well as its principal research and development facility, is located in 12,252 square feet of leased office building space at 6779 Mesa Ridge Road, Suite 100, San Diego, California 92121. The monthly rent is $14,090 and the lease on this facility expires on January 1, 2011. The Company believes that its current facilities are adequate to meet its current needs.

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of business, the Company has been, and may continue to be, involved in various claims seeking monetary damages and other relief. The amount of the ultimate liability, if any, from such claims cannot be determined. However, in the opinion of the Company’s management, the ultimate liability for any legal claims currently pending against the Company will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Insofar as current legal claims against the Company have been filed or are currently ongoing, the following cases have had activity over the past twelve months.

Prior to being acquired by the Company, Satellite was sued by Elite Logistics, Inc. and Elite Logistics Services, Inc. (“Elite”) which alleged breach of contract, fraud or fraud in the inducement, and suit for accounting, all relating to contracts under which the Satellite has licensed certain technology. Satellite countersued asserting claims for breach of contract, tortuous interference with contractual relations, misappropriation of trade secrets, and fraud. Satellite and Elite Logistics have agreed to a confidential settlement of all claims in this case and are currently in the process of requesting the case be dismissed. Such settlement has been appropriately reserved by the Company on its balance sheet. It is the opinion of management that the terms of the settlement will not have a significant impact was on operations or cash flows.

Prior to being acquired by the Company, Satellite filed suit against a former supplier, Manconix, Inc. f/k/a Arrow Manufacturing, Inc. for breach of contract and conversion. This case is entitled Satellite Security Systems, Inc. v. Manconix, Inc. f/k/a Arrow Manufacturing, Inc., Civil Action No. 05CV1838H, currently pending in the United States District Court, Southern District of California (“the California Litigation”). The Company’s claim relates to breach of performance obligations by Manconix under a supply contract with the Company. The Company has asserted claims of promissory estoppel, breach of covenant of good faith and fair dealings, conversion and for a declaratory judgment. Subsequently thereafter, Arrow Manufacturing, Inc. brought a claim against the Company in the county courts of Harris County, Texas, which was subsequently transferred to United States District Court, Southern District of Texas, Houston Division. In this suit, Arrow Manufacturing, Inc. seeks to recover on the account for the goods that it delivered to Satellite, contending that Satellite failed to pay such amount in full and that Satellite made representations that were designed to induce Arrow Manufacturing to manufacture and deliver additional goods after the dispute arose. On March 31, 2006, the Texas Court held that jurisdiction in California was proper and transferred the action to the Southern District of California, where the initial Satellite claim is currently pending. The parties have had limited settlement discussions. In the meantime, the Company intends to vigorously pursue and defend its claims against Manconix in both actions. Management does not believe an adverse judgment is likely, however, should an adverse judgment occur, management believes the exposure could be between $65,000 and $80,000.

In the first quarter of 2005, a complaint was filed against the Company, its officers and directors, former independent accountants and attorneys in the United States District Court for the District of New Jersey, entitled Jay B. Ross and Protocol Electronics, Inc. v. Celtron International, Inc., Case No. 05-1300, alleging breach of a contract allegedly entered into in 1995 between the former majority shareholder of the Company, Celtron Holding, Ltd., (formerly known as Celtron International, Ltd.), which called for the issuance of stock of the former majority shareholder in exchange for services. The complaint alleges causes of actions for breach of contract, promissory Estoppel, common law fraud, securities fraud, New Jersey Civil RICO violations and conspiracy, professional negligence against counsel for the Company, professional negligence against the former independent accountants for the Company, negligence of officers and directors, and tortuous interference with contract. Management and counsel for the Company believe this action to be without merit, and the Company intends to vigorously defend the action. The Company has answered the complaint and plans to file a motion for summary judgment.

In response to an action filed in the High Court of South Africa against the officers and directors of the Company’s former subsidiary: CreditPipe Pty Ltd. In May 2005, Neil Davis and Brandon Sandiford filed an action against Celtron International, Inc. and CreditPipe in the High Court of South Africa, Case No. 20890/05, seeking damages and affirmative relief under a contract by which Celtron International, Inc. acquired CreditPipe. In April 2005, Mosaic Software filed a liquidation action in the High Court of South Africa against CreditPipe, alleging breach of a contract for the purchase of Postilion switch software, Case No. 19353/05. All cases were settled in a global settlement agreement in July 2005. The terms of the settlement agreement are confidential, however, there is no liability, nor were there amounts required to be paid by the Company in this settlement agreement.

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on the OTC Bulletin Board under the symbol CLTR.OB and the closing bid price on April 9, 2006 was $0.33. As of April 9, 2006, there were 197 holders of record of Celtron International, Inc. common stock.

The following table sets forth, for the fiscal period indicated, the high and low closing bid prices for the Common Stock as reported on the OTC Bulletin Board. The quotations for the common stock traded on the OTC Bulletin Board may reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. These prices do not reflect trading activity in the Company’s common stock following the Merger, which took place on December 31, 2005.

Fiscal Period	High	Low
1st quarter 2004	$1.45	$0.64
2nd quarter 2004	$1.03	$0.46
third quarter 2004	$0.92	$0.37
4th quarter 2004	$0.97	$0.34

1st quarter 2005	$1.47	$0.68
2nd quarter 2005	$1.85	$0.46
third quarter 2005	$0.78	$0.40
4th quarter 2005	$0.77	$0.36

No cash dividends have been paid on the Company’s common stock since its inception. We have no intention to pay any cash dividends in the foreseeable future.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS.

In addition to historical information, this discussion of the Company’s results of operation and financial condition contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. As contained herein, the words “expects,” “anticipates,” “believes,” “intends,” “will,” and similar types of expressions identify forward-looking statements, which are based on information that is currently available to the Company, speak only as of the date hereof, and are subject to certain risks and uncertainties. Please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. We have attempted to identify, in context, certain factors that we currently believe may cause actual future experiences and results to differ from the Company’s current expectations which are set forth below under the heading “Issues and Uncertainties”. The difference may be caused by a variety of factors, including, but not limited to, the need for additional capital to execute the Company’s business plan, the failure to develop significant demand for the Company’s products and services, competition, including entry of new competitors, unexpected costs, lower revenues and net income than forecast, price increases for supplies, inability to raise prices, the risk of litigation and administrative proceedings involving the Company and its employees, higher than anticipated labor costs, the possible fluctuation and volatility of the Company’s operating results and financial condition, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss of key executives, changes in interest rates, inflationary factors, and other specific risks that may be alluded to in this report.

RESULTS OF OPERATIONS

REVENUES

Revenues were $1,227,374 and $1,378,162 for fiscal 2005 and 2004, respectively. Revenues decreased by $150.788 or 10.9% in 2005 compared to 2004.

The decrease in 2005 revenue is due in part to limited working capital that prohibited the Company from purchasing additional GPS tracking devices to fulfill purchase orders at a faster rate.

COST OF SALES

Cost of sales includes hardware, wireless airtime expense and staffing for the Company’s monitoring and support center. Cost of sales were $688,894 and $965,802 for fiscal year 2005 and 2004, respectively. Cost of sales for 2005 decreased by $276,908 or by 28.7% in 2005 compared to 2004. Stated as a percentage of revenues, cost of sales for the corresponding periods were 56.1% and 70.0%, respectively.

The reduction in cost of sales was primarily attributable to a change in product mix from sales of GPS tracking devices to higher margin monitoring services and to reductions in the cost of GPS tracking hardware because of changes in suppliers and efforts to reduce costs through sourcing activities.

GENERAL AND ADMINISTRATIVE

General and administrative expenses include payroll and costs associated with the finance, facilities, and legal and other administrative functions. General and administrative costs were $1,533,023 and $1,551,574 for 2005 and 2004, respectively.

The Company believes that its general and administrative expenses are adequate to support current needs and some growth. The Company anticipates that general and administrative expenses would need to increase with significant increase in revenues but would increase at a slower rate than revenues.

MARKETING EXPENSES

Marketing expenses include payroll, and costs associated with advertising, promotions, trade shows, seminars, and similar programs. Marketing expenses were $167,351 and $171,503 for 2005 and 2004, respectively. Stated as a percentage of revenues, marketing expenses for fiscal year 2005 and 2004 were 14% and 12%, respectively.

RESEARCH AND DEVELOPMENT

Research and development expenses includes payroll, and costs associated with software development, product design and outsourcing. Research and development expenses were $319,953 and $210,167 for 2005 and 2004, respectively. Research and development expenses for 2005 increased by $109,786 or 52.2% compared to 2004. Stated as a percentage of net sales, research and development expenses for the corresponding periods were 26% and 15%, respectively.

The increase in 2005 expenses over 2004 was primarily due to additional research and development staff, and the integration of new technology into the Company’s solutions, such as Inmarsat communications and costs associated with integrating additional third party GPS solutions using the ReFlex network. We also increased expenses related to software development adding additional features to the Company’s GlobalGuard Enterprise Solution software (GGES) throughout 2005 primarily related to the pupil transportation industry.

SELLING EXPENSES

Selling expenses includes primarily payroll, and travel expenses. Selling expenses were $215,101 and $420,133 for fiscal years 2005 and 2004, respectively. Selling expenses for 2005 decreased by $205,032 or 48.9% compared to 2004.

The decrease in selling expenses from 2004 to 2005 was primarily due to a reduction in headcount and related travel expenses. During the period, the Company reduced its direct sales efforts to focus on a channel sales strategy. The Company intends to continue its channel sales approach and does not anticipate a significant increase in sales expenses in the near term.

NET LOSS

Net loss includes loss from operations and interest expense. Net losses were $1,777,693 and $2,023,202 for fiscal year 2005 and 2004, respectively. Net losses for 2005 decreased by $245,509 or 12.2% compared to 2004.

The change in the net loss from 2004 to 2005 was primarily due to the decrease in revenue being less than the decrease in operating and other expenses.

FINANCIAL CONDITION

On December 31, 2005 the Company had $16,442 in cash and accounts receivable totaling $101,536. The Company’s working capital deficit as of December 31, 2005 was $1,248,299 compared to a deficit of $3,502,925 at December 31, 2004. These working capital deficits were reduced due to debt conversions, cash advances by shareholders and other various transactions that occurred prior to and including the reverse merger with Satellite on December 31, 2005.

Net cash used by operating activities during the year ended December 31, 2005 was $1,306,014. The primary use of cash from operating activities was the net loss of $1,777,693, a decrease in accounts payable of $322,382, and a decrease in other accrued liabilities of $277,359. Deferred revenues accounted for $357,442 of the net cash provided by operating activities. The primary sources of cash from operating activities was a decrease in accounts receivable of $95,973, common stock issued for services in the amount of $540,000 and depreciation and amortization expense, a non-cash item, of $50,572.

Since its inception, the Company has financed its cash needs primarily through financing activities with related parties. Net cash from financing activities in 2005 was $1,435,856, primarily from the proceeds on the sale of common stock and issuance of debt to related parties.

Net cash used by investing activities was primarily from additions to property and equipment, as described in Note 3 to the accompanying audited financial statements, and restricted cash on deposit with a bank as security for a letter of credit issued to the Company’s landlord on the Company’s new facility lease. There are no significant capital expenditures planned by the Company within the foreseeable future.

The Company is funding a significant portion of its operations in 2006 from borrowings under a Convertible Promissory Note dated February 16, 2006 from Aston International Inc. Aston International Inc. is a significant shareholder of the Company and is controlled by Zirk Engelbrecht, Chairman of the Board and a director of the Company. Under the terms of the Convertible Promissory Note, the Company has the right to request advances up to an aggregate of $2,000,000, and as of the date of this report, borrowings by the Company under this Convertible Promissory Note aggregate to $895,000.

The Company will need to raise additional capital over the course of 2006. We plan to raise this additional capital from the sale of debt or equity securities. There are no commitments or arrangements for other offerings in place. There is no assurance that we will be able to raise additional funds, and if we are unsuccessful, we will be forced to curtail operations or possibly be forced to evaluate a sale or liquidation of the Company’s assets. Even if we are successful in raising additional funds, there is no assurance regarding the terms of any additional investment. Any future financing may involve substantial dilution to existing shareholders.

As emphasized in the Report of Independent Registered Public Accounting Firm on the Company’s December 31, 2005 financial statements, we have incurred recurring negative cash flows from operations, significant losses, working capital deficits and increasing shareholder deficiencies. Further, the Company has yet to establish profitable operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities” (“FIN 46”). In December 2003, FIN 46 was replaced by FIN 46(R) “Consolidation of Variable Interest Entities.” FIN 46(R) clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity’s expected losses. The Company is entitled to receive a majority of the entity’s expected residual returns, or both. FIN 46(R) is effective for entities being evaluated under FIN 46(R) for consolidation no later than the end of the first reporting period that ends after March 15, 2004. The Company does not currently have any variable interest entities that will be impacted by adoption of FIN 46(R).

In July 2004, the EITF issued a draft abstract for EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”). EITF 04-08 reflects the Task Force’s tentative conclusion that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. If adopted, the consensus reached by the Task Force in this Issue will be effective for reporting periods ending after December 15, 2004. Prior period earnings per share amounts presented for comparative purposes would be required to be restated to conform to this consensus and the Company would be required to include the shares issuable upon the conversion of the Notes in the diluted earnings per share computation for all periods during which the Notes are outstanding. Management does not expect the implementation of this new standard to have a material impact on its computation of diluted earnings per share.

In December 2004, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. Management does not expect the implementation of this new standard to have a material impact on the Company’s financial position, results of operations and cash flows.

ISSUES AND UNCERTAINTIES

This Annual Report on Form 10-KSB contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of issues and uncertainties such as those listed below and elsewhere in this report, which, among others, should be considered in evaluating the Company’s financial outlook.

To satisfy the Company’s capital requirements, the Company will seek to raise funds in the public or private capital markets, which may not be given on terms favorable to the Company, or the Company may not be able to raise funds at all. In the event that the Company receives funds on undesirable terms, or is unable to receive additional funds, the Company may not be able to fund its operations and will not be able to continue as a going concern. The additional funding may have terms which will dilute the value of your investment.

Our ability to raise additional funds in the public or private markets will be adversely affected if the results of our business operations are not favorable. We may seek additional funding through the sale of debt or equity securities. We cannot assure you that any such funding will be available to us, or if available, that it will be available on terms favorable to us. If adequate funds are not available, we may not be able to continue our operations or implement our planned additional research and development activities. As a result, we may be required to discontinue our operations or curtail our planned sales and research and development plans, thereby reducing or eliminating the value of our equity. If we are successful in obtaining additional funds, the terms of the financing may have the effect of diluting your interest in our Company.

The Company has a history of losses, and is unsure if it will become profitable in the future.

The Company has incurred losses since its inception and cannot assure that its future operations will be implemented successfully or that it will ever have profitable operations. We have yet to establish significant customer demand for the Company’s solutions and may not for a significant period of time. If the Company is unable to establish demand for its solutions, the Company may be forced to cease operations entirely. Furthermore, the Company is experiencing the costs and uncertainties of an emerging business, including additional expenditures, unforeseen costs and difficulties, complications, and delays, all of which must be resolved and/or paid without the benefit of a predictable revenue stream. Management can not be sure that the Company will be successful in meeting these challenges and addressing these risks and uncertainties. If it is unable to do so, the Company’s business will not be successful.

As of March 31, 2006, a limited number of stockholders own approximately 41% of the Company’s stock and may act, or prevent certain types of corporate actions, to the detriment of other stockholders.

The Company’s directors, officers and greater than 5% stockholders own, as of March 31, 2006, approximately 39,763,053 shares the Company’s common stock, constituting approximately 41% of the

Company’s issued and outstanding common stock. Accordingly, these stockholders may, if they act together, exercise significant influence over all matters requiring stockholder approval, including the election of a majority of the directors and the determination of significant corporate actions. This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to the Company’s stockholders.

The Company depends on a limited number of third parties to manufacture and supply certain components of its solutions.

We rely on a limited number of sole suppliers for certain components of solutions. We do not have long-term agreements with these suppliers. If these parties do not perform their obligations, or if they cease to supply the components needed for the Company’s solutions, we may be unable to find other suppliers and the Company’s business would be seriously harmed. We cannot be sure that alternative sources for these components will be available when needed, or if available, that these components will be available on commercially reasonable terms. These sole suppliers include SmartSynch. Skytel, and USA Mobility all of which supply ReFLEX modem boards and/or ReFLEX network data for use in the Company’s remote sensor integration and monitoring services.

Although we believe that we have access to sufficient quantities of such components as well as access to the respective networks, we have to be aware that if the Company’s agreements with these or other suppliers and manufacturers are terminated or expire, if we are unable to obtain sufficient quantities of these products or components critical for its solutions, if the quality of these products or components is inadequate, or if the terms for supply of these products or components become commercially unreasonable, the Company’s search for additional or alternate suppliers and manufacturers could result in significant delays, added expense and the Company’s inability to maintain or expand its customer base. Any of these events could require us to take unforeseen actions or devote additional resources to provide the Company’s products and services and could harm its ability to compete effectively.

If wireless communications providers on which the Company depends for services decide to adopt new wireless technologies, or abandon or do not continue to expand their wireless networks, the Company’s operations may be disrupted, it may lose customers and its revenues could decrease.

Currently, the Company’s solutions function on ReFLEX, GPRS and Inmarsat networks. These protocols have various coverage footprints and are intermixed in order to provide the best service based on each particular subscribers needs. The coverage for ReFLEX is primarily North America, GPRS is the United States, Europe and Canada, while Inmarsat have world wide coverage. If wireless communications providers abandon the protocols upon which the Company’s solutions now function in favor of other types of wireless technology, we may not be able to provide services to customers, or it may be forced to incur considerable costs in order to adapt its solutions to new protocols. In addition, if cellular carriers do not expand their coverage areas, we will be unable to meet the needs of customers who may wish to use the Company’s services outside the current cellular coverage area.

If one or more of the agreements the Company has with wireless communications providers is terminated and as a result, the Company is unable to offer solutions to customers within a wireless communications provider’s coverage area, the Company may be unable to deliver its solutions, it may lose customers, and its revenues could decrease.

The Company’s existing agreements with wireless communications providers may, in some cases be terminated immediately upon the occurrence of certain conditions or with prior written notice. If one or more of the Company’s wireless communications providers decides to terminate or not to renew its contract with us, the Company may incur additional costs relating to obtaining alternate coverage from another wireless communications provider outside of its primary coverage area, or we may be unable to replace coverage at all, causing a complete loss of services to customers in that coverage area.

The Company’s success depends upon its ability to develop new solutions and enhance its existing solutions. If the Company cannot deliver the features and functionality that customers demand, it will be unable to retain or attract new customers.

If we are unable to develop new solutions, are unable to enhance and improve the Company’s solutions successfully in a timely manner, or fail to position and/or price the Company’s solutions to meet market demand, we may not attract new customers, existing customers may not expand their use of the Company’s solutions, and its business and operating results will be adversely affected. If enhancements to existing solutions do not deliver the functionality that the Company’s customer base demands, its customers may choose not to renew their agreements when they reach the end of their initial contract periods, and the Company’s business and operating results will be adversely affected. If we cannot effectively deploy, maintain and enhance the Company’s solutions, its revenues may decrease, we may not be able to recover costs, and the Company’s competitive position may be harmed.

The Company depends on GPS technology owned and controlled by others. If the Company does not have continued access to GPS technology or satellites, it will be unable to deliver a majority of its solutions and revenues will decrease.

A majority of the Company’s solutions rely on signals from GPS satellites built and maintained by the United States Department of Defense. GPS satellites and their ground support systems are subject to electronic and mechanical failures and sabotage. If one or more satellites malfunction, there could be a substantial delay before they are repaired or replaced, if at all, its products and services may cease to function, and customer satisfaction would suffer.

In addition, the United States government could decide to discontinue operation and maintenance of GPS satellites or to charge for the use of GPS. Furthermore, because of ever-increasing commercial applications of GPS and international political unrest, United States government agencies may become increasingly involved in the administration or the regulation of the use of GPS signals in the future. If factors such as the foregoing affect GPS, for example by affecting the availability, quality, accuracy or pricing of GPS technology, the Company’s business will suffer.

A disruption of the Company’s services or of its software applications due to accidental or intentional security breaches may harm its reputation, cause a loss of revenues and increase corporate expenses.

Unauthorized access, computer viruses and other accidental or intentional actions could disrupt information systems or communications networks or could adversely impact the functionality and security of the Company’s software products. We expect to incur significant costs to protect against the threat of security breaches and to alleviate problems caused by any breaches. Currently, the wireless transmission of customers’ proprietary information is not protected by encryption technology. If a third party were to misappropriate the Company’s customers’ proprietary information or adversely impact the operations of the Company’s customers, we could be subject to claims, litigation or other potential liabilities that could seriously harm the Company’s revenues and result in the loss of customers.

System or network failures could reduce corporate sales, increase costs or result in liability claims.

Any disruption to the Company’s services, information systems or communications networks or those of third parties could result in the inability of the Company’s customers to receive the Company’s services for an indeterminate period of time. The Company’s hosted solutions and related operations depend upon the Company’s ability to maintain and protect the Company’s computer systems at data centers located in San Diego, California, and the Company’s network operations center in San Diego, California. The Company’s services may not function properly and we may not be able to adequately support and maintain the Company’s software products if the Company’s systems fail, if there is an interruption in the supply of power, or if there is an earthquake, fire, flood or other natural disaster, or an act of war or terrorism. Within each of the Company’s data centers, we have fully redundant systems; however, in the event of a system or network failure, the process of shifting access to customer data from one data center to the other would be performed manually, and could result in a further disruption of its services and its ability to adequately support and maintain software products. Any disruption to the Company’s services could cause the loss of customers or revenue, or face litigation, customer service or repair work that would involve substantial costs and could distract management from operating the core business.

The Company’s success depends on its ability to maintain and expand its sales channels.

To increase the Company’s market awareness, customer base and revenues, management needs to expand direct and indirect sales operations. There is strong competition for qualified sales personnel, and we may not be able to attract or retain sufficient new sales personnel to expand its operations. New sales personnel require training, and it takes time for them to achieve full productivity, if at all. In addition, we believe that its success is dependent on the expansion of indirect distribution channels, including relationships with wireless carriers, independent sales agents and resellers. These sales channel alliances require training in selling solutions, and it will take time for these alliances to achieve productivity, if at all. The Company may not be able to establish relationships with additional distributors on a timely basis, or at all.

Defects or errors in the Company’s solutions could result in the cancellation of or delays in the implementation of its solutions, which would damage the Company’s reputation and harm its financial condition.

We must develop the Company’s solutions quickly to keep pace with the rapidly changing remote sensor integration and monitoring market. Solutions that address this market are likely to contain undetected errors or defects, especially when first introduced or when new versions are introduced. We may be forced to delay commercial releases of new solutions or updated versions of existing solutions until such errors or defects are corrected, and in some cases, we may need to implement enhancements to correct errors that were not detected until after deployment of its solutions. Even after testing and release, its solutions may not be free from errors or defects, which could result in the cancellation or disruption of services or dissatisfaction of customers. In some cases, customers may terminate their agreements with the Company, without penalty, if the solution provided does not meet the specifications agreed upon by the parties. Such contract terminations or customer dissatisfaction would damage the Company’s reputation and result in lost revenues, diverted development resources, and increased support and warranty costs.

The Company faces competition from internal development teams of potential customers and from existing and potential competitors, and if the Company fails to compete effectively, its ability to acquire new customers could decrease, its revenues would decline and its business would suffer.

The market for remote sensor integration and monitoring is competitive and is expected to become even more competitive in the future. If we do not compete effectively, competition could harm the Company’s business and limit its ability to acquire new customers and grow revenues, which in turn could result in a loss of the Company’s market share and decline in revenues. We believe that the Company’s solutions face competition from a number of business productivity solutions, including:

•	solutions developed internally by the Company’s prospective customers’ information technology staff, particularly by large customer prospects;

•	discrete means of communication with mobile workers, such as pagers, two-way radios, handheld devices and cellular telephones;

•	solutions designed to help companies schedule and route their mobile workers; and

•	solutions offered by smaller market entrants, many of which are privately held and operate on a regional basis.

In addition, we believe that the Company’s solutions face competition from manufacturing companies that seek to enter the mobile resource management market, such as Trimble Navigation and @Road.

We may also face competition from the Company’s current and potential alliances, such as wireless carriers, that may develop their own solutions, develop solutions with captive and other suppliers or support the marketing of solutions of other competitors.

We also face numerous challenges associated with overcoming the following competitive factors:

•	Size and resources. Many of the Company’s current and potential competitors have access to substantially greater financial, marketing, distribution, engineering and manufacturing resources than we do, which may enable them to react more effectively to new market opportunities and customer requirements. Furthermore, these competitors may be able to adopt more aggressive pricing policies and offer more attractive terms than we can.

•	Name recognition. Many of the Company’s current and potential competitors have greater name recognition and market presence than we do, which may allow them to more effectively market and sell solutions to the Company’s current and potential customers.

•	Limits of product and service offerings. Although the Company offers a broad range of mobile resource management solutions, a customer prospect may require functionality that we do not offer, which may enable current and potential competitors to exploit the areas in which we do not develop solutions.

•	Customer relationships. Many of the Company’s current and potential competitors have pre-existing relationships with the Company’s large customer prospects, which may allow them to more effectively market and sell competitive remote sensor integration and monitoring solutions.

As the Company seeks to serve larger customers, the Company faces competition from businesses with greater financial resources and may be unable to compete effectively with these businesses.

The existing market is competitive. Competition is particularly vigorous for larger customers, which is a customer segment we have worked to serve. We expect competition to increase further as companies develop new products and/or modify their existing products to compete directly with the Company’s. In addition, competitors may reduce prices to customers and seek to obtain the Company’s customers through cost-cutting and other measures. To the extent these companies compete effectively with us, the Company’s business could be adversely affected by extended sales cycles, fewer sales, and lower prices, revenue and margins.

Claims that the Company infringes third-party proprietary rights could result in significant expenses or restrictions on the Company’s ability to provide its solutions.

Third parties may claim that the Company’s current or future solutions infringe their proprietary rights or assert other claims against us. As the number of entrants into the Company’s market increases, the possibility of an intellectual property or other claim against us grows. Any intellectual property or other claim, with or without merit, would be time-consuming and expensive to litigate or settle and could divert management’s attention from the Company’s core business. As a result of such a dispute, we may have to pay damages, incur substantial legal fees, develop costly non-infringing technology, if possible, or enter into license agreements, which may not be available on terms acceptable to us, if at all. Any of these results would increase the Company’s expenses and could decrease the functionality of the Company’s solutions, which would make the Company’s solutions less attractive to the Company’s current or potential customers. We have agreed in some of our agreements, and may agree in the future, to indemnify other parties for any expenses or liabilities resulting from claimed infringements of the proprietary rights of third parties.

If the Company’s customers do not have access to sufficient capacity on reliable wireless networks, the Company may be unable to deliver services, the Company’s customers’ satisfaction could decline and revenues could decrease.

Part of the Company’s ability to grow and obtain profitability depends on the ability of wireless carriers to provide sufficient network capacity, reliability and security to customers. Even where wireless carriers provide coverage to entire metropolitan areas, there are occasional lapses in coverage, for example due to tunnels blocking the transmission of data to and from wireless modems used with the Company’s solutions. These effects could make the Company’s services less reliable and less useful, and customer satisfaction could suffer.

Under the terms of the Company’s customer contracts for its hosted solutions, once the contract period expires, a customer may terminate the Company’s services with little or no notice.

The Company’s customer contracts for hosted solutions typically provide for a contract period of one, two or three years. Under the terms of a typical contract, a customer will often be subject to a termination fee if it chooses to terminate the contract before the contract period expires. Once the contract period has expired, and unless a customer has executed a new contract, the terms of the contract will remain in force on a month-to-month basis, allowing the customer to terminate the contract by giving very short notice and without incurring any termination fee. The termination of a significant number of customer contracts or customer contracts providing a material portion of the Company’s revenues, could cause its business to suffer and adversely affect its financial results.

The production or reporting of inaccurate information could cause the loss of customers and expose the Company to legal liability.

The accurate production and reporting of information is critical to the Company’s customers’ businesses. If we fail to accurately produce and report information, we could lose customers, the Company’s reputation and ability to attract new customers could be harmed, and we could be exposed to legal liability. We may not have insurance adequate to cover losses we may incur as a result of these inaccuracies.

The Company depends on recruiting and retaining qualified personnel, and its inability to do so may result in a loss in sales, impair its ability to effectively manage core operations or impair its ability to develop and support corporate solutions.

Because of the technical nature of the Company’s solutions and the market in which it compete, the Company’s success depends on the continued services of its current executive officers and its ability to attract and retain qualified personnel with expertise in wireless communications, GPS technologies, hosted software applications, transaction processing and the Internet. Competitors and others have recruited the Company’s employees in the past and may attempt to do so in the future. In addition, new employees generally require substantial training, which requires significant resources and management attention. Even if we invest significant resources to recruit, train and retain qualified personnel, there can be no assurances that the Company will be successful in its efforts.

From time to time, the Company is or may be subject to litigation that could result in significant costs to it.

From time to time, the Company may be subject to litigation in the ordinary course of business relating to any number or type of claims, including claims for damages related to errors and malfunctions of products and services or their deployment. A securities, product liability, breach of contract, or other claim could seriously harm its business because of the costs of defending the lawsuit, diversion of employees’ time and attention, and potential damage to the Company’s reputation. Some of the Company’s agreements with customers, suppliers and other third parties contain provisions designed to limit exposure to potential claims. Limitation of liability provisions contained in its agreements may not be enforceable under the laws of some jurisdictions. As a result, we could be required to pay substantial amounts of damages in settlement or upon the determination of any of these types of claims. Although we carry general liability and directors and officers insurance, corporate insurance may not cover potential claims or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liabilities that may be imposed.

Government regulations and standards could subject the Company to increased regulation, increase its costs of operations or reduce its opportunities to earn revenue.

In addition to regulations applicable to businesses in general, we may also be subject to direct regulation by United States governmental agencies, including the Federal Communications Commission, Department of Defense, Department of Commerce or the State Department. These regulations may impose licensing requirements, privacy safeguards relating to certain subscriber information, or safety standards, for example with respect to human exposure to electromagnetic radiation and signal leakage. A number of legislative and regulatory proposals under consideration by federal, state, provincial, local and foreign governmental organizations may lead to laws or regulations concerning various aspects of the Internet, wireless communications and GPS technology, including on-line content, user privacy, taxation, access charges and liability for third-party activities. Additionally, it is uncertain how existing laws governing issues such as taxation on the use of wireless networks, intellectual property, libel, user privacy and property ownership will be applied to the Company’s solutions. The adoption of new laws or the application of existing laws may expose us to significant liabilities and additional operational requirements, which could decrease the demand for its solutions and increase its cost of doing business. Wireless communications providers who supply us with airtime are subject to regulation by the Federal Communications Commission, and regulations that affect them could also increase the Company’s costs or limit its ability to provide solutions.

Geopolitical, economic and military conditions, including terrorist attacks and other acts of war, may materially and adversely affect the markets on which the Company’s common stock trades, the markets in which it operates, its operations and the Company’s profitability.

Terrorist attacks and other acts of war, and any response to them, may lead to armed hostilities and such developments would likely cause instability in financial markets. Armed hostilities and terrorism may directly impact the Company’s facilities, personnel and operations which are located in the United States as well as those of the Company’s customers and suppliers. Furthermore, severe terrorist attacks or acts of war may result in temporary halts of commercial activity in the affected regions, and may result in reduced demand for solutions. These developments could have a material adverse effect on the Company’s business and the trading price of the Company’s common stock.

The Company’s stock price is volatile, which may cause you to lose money and could lead to costly litigation against the Company and management that could divert corporate resources.

From time to time, stock markets experience dramatic price and volume fluctuations, particularly for shares of technology companies. These fluctuations can be unrelated to the operating performance of these companies. Broad market fluctuations may reduce the market price of the Company’s common stock and cause you to lose some or all of your investment. These fluctuations may be exaggerated if the trading volume of the Company’s common stock is low. In addition, due to the technology-intensive nature and growth rate of the Company’s business and the remote sensor integration and monitoring market, the market price of the Company’s common stock may rise and fall in response to:

•	quarterly variations in operating results;

•	failure to achieve operating results anticipated by securities analysts and investors;

•	changes in estimates of the Company’s financial performance or changes in recommendations by securities analysts;

•	announcements of technological or competitive developments;

•	the gain or loss of a significant customer or order;

•	disposition of shares of the Company’s common stock held by large investors; and

•	acquisitions or strategic alliances by us or the Company’s competitors.

When the market price of a company’s stock drops significantly, stockholders often institute securities class action lawsuits against that company. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of the Company’s management and other corporate resources from general business operations.

The Company’s quarterly operating results are subject to fluctuations, and its stock price may decline if the Company does not meet the expectations of investors and analysts.

The Company’s quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside its control. These factors include, but are not limited to:

•	changes in the market for remote sensor integration and monitoring solutions;

•	delays in market acceptance or implementation of the Company’s solutions by customers;

•	changes in length of sales cycles of, or demand by, the Company’s customers for existing and additional solutions;

•	changes in the productivity of the Company’s distribution channels;

•	introduction of new solutions by us or the Company’s competitors;

•	changes in the Company’s pricing policies or those of its competitors or suppliers;

•	changes in the Company’s mix of sources of revenues;

•	general economic and political conditions;

•	wireless networks, positioning systems and Internet infrastructure owned and controlled by others; and

•	any need to migrate to new wireless networks, which could cause the Company’s solutions to be incompatible with new wireless networks or become out of date.

The Company’s expense levels are based, in part, on its expectation of future revenues. Additionally, a substantial portion of its expenses are relatively fixed. As a result, any shortfall in revenues relative to the Company’s expectations could cause significant changes in its operating results from quarter to quarter. We believe period-to-period comparisons of the Company’s revenue levels and operating results are not meaningful. You should not rely on the Company’s quarterly revenues and operating results to predict the Company’s future performance. Its operating results have been, and in some future quarters operating results may be, below the expectations of public market analysts and investors and, as a result, the price of the Company’s common stock may fall.

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CELTRON INTERNATIONAL, INC.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Celtron International, Inc.:

We have audited the accompanying balance sheet of Celtron International, Inc. (the “Company”) as of December 31, 2005, and the related statements of operations, changes in shareholders’ deficiency, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations, negative cash flows from operations, negative working capital and shareholders’ deficiency, raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TAUBER & BALSER, P.C
March 28, 2006
Atlanta, Georgia

CELTRON INTERNATIONAL, INC.

BALANCE SHEET

DECEMBER 31, 2005

Assets
Current Assets
Cash	$16,442
Accounts receivable, net of allowance for doubtful accounts of $204,125	101,536
Inventories	33,700
Other current assets	7,016

Total Current Assets	158,694

Property and equipment, net of accumulated depreciation and amortization	157,513

Other Assets
Restricted cash for letter of credit	75,000

Total Assets	$391,207

Liabilities and Shareholders’ Deficiency
Current Liabilities
Accounts payable	$497,882
Accrued expenses	482,703
Deferred revenue—current portion	109,425
Current maturities—long term debt	19,777
Notes and loans payable—related parties	249,770
Current maturities of long-term debt-related party	47,436

Total Current Liabilities	1,406,993

Non-Current Liabilities
Long-term debt-related party, net of current maturities	1,055,560
Long-term debt	24,700
Deferred revenue, net of current portion	320,672

Total Non-Current Liabilities	1,400,932

Total Liabilities	2,807,925

Commitments and Contingencies

Shareholders’ Deficiency
Common stock, $0.001 par value
Authorized—100,000,000 shares
Issued and outstanding—98,056,563 shares	98,057
Additional paid in capital	4,315,624
Deficit	(6,830,399)

Total Shareholders’ Deficiency	(2,416,718)

Total Liabilities and Shareholders’ Deficiency	$391,207

The accompanying notes are an integral part of these financial statements.

CELTRON INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2005 AND 2004

	Year Ended
	December 31, 2005	December 31, 2004
Revenues	$1,227,374	$1,378,162

Costs and Expenses
Cost of sales	688,894	965,802
General and administrative expenses	1,533,023	1,551,574
Marketing expenses	167,351	171,503
Research and development expenses	319,953	210,167
Selling expenses	215,101	420,133

Total Costs and Expenses	2,924,322	3,319,179

Operating Loss	(1,696,948)	(1,941,017)

Other Expense
Interest expense	80,745	82,185

Loss Before Income Taxes	(1,777,693)	(2,023,202)

Provision for Income Taxes	—	—

Net Loss	$(1,777,693)	$(2,023,202)

Basic and diluted loss per share	$(0.03)	$(0.05)

Weighted average common shares outstanding	69,049,494	44,750,625

The accompanying notes are an integral part of these financial statements.

CELTRON INTERNATIONAL, INC.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIENCY

YEARS ENDED DECEMBER 31, 2005 AND 2004

	Common Stock			Preferred Stock		Additional Paid-in Capital	Deficit	Total Shareholders’ Deficiency
	Shares	Shares	Amount	Shares	Amount
	Satellite	Celtron
Balances at December 31, 2003	—		$—	—	$—	$—	$(3,029,504)	$(3,029,504)

Issuance of common stock	1,900,648	12,774,653	12,775			(12,775)		—

Issuance of Series A preferred stock				4,000,000	1,600,000			1,600,000

Net loss							(2,023,202)	(2,023,202)

Balances at December 31, 2004	1,900,648	12,774,653	12,775	4,000,000	1,600,000	(12,775)	(5,052,706)	(3,452,706)

Recapitalization—July 11, 2005
Cancellation of existing shares	(1,900,648)	(12,774,653)	(12,775)					(12,775)
Issuance of new shares	39,944,434	12,774,653	12,775					12,775

Issuance of Common Stock:
Services	7,815,789	2,499,572	2,500			447,500		450,000
Debt and Preferred Stock	146,725,066	46,924,230	46,924	(4,000,000)	(1,600,000)	3,826,757		2,273,681

Sale of stock to officer	9,000,000	2,878,295	2,878			87,122		90,000

Effect of reverse acquisition	(203,485,289)		—			—		—

Pre-merger common stock-Celtron		32,979,813	32,980			(32,980)		—

Net loss							(1,777,693)	(1,777,693)

Balances at December 31, 2005	—	98,056,563	$98,057	—	$—	$4,315,624	$(6,830,399)	$(2,416,718)

The accompanying notes are an integral part of these financial statements.

CELTRON INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005 AND 2004

	Year Ended
	December 31, 2005	December 31, 2004
Cash Flows from Operating Activities
Net loss	$(1,777,693)	$(2,023,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	540,000
Depreciation and amortization	50,572	45,595
Changes in operating assets and liabilities:
Accounts receivable, net	95,973	(8,934)
Inventories	2,789	45,252
Accounts payable	(322,382)	572,692
Accrued liabilities	(277,359)	379,391
Deferred revenues	357,442	72,656
Other	24,644	23,019

Net cash used in operating activities	(1,306,014)	(893,531)

Cash Flows from Investing Activities
Additions to property and equipment	(40,639)	(127,669)
Restricted cash for letter of credit	(75,000)

Net cash used in investing activities	(115,639)	(127,669)

Cash Flows from Financing Activities
Proceeds from sale of stock	1,471,464
Proceeds from long-term debt		76,088
Repayment of long-term debt	(19,909)	(11,709)
Proceeds (payment) of short-term loan	(90,000)	90,000
Shareholder advances	284,221	901,568
Shareholder repayments	(209,920)	(41,468)

Net cash provided by financing activities	1,435,856	1,014,479
Net Increase (Decrease) in Cash	14,203	(6,721)

Cash—Beginning of Year	2,239	8,960

Cash—End of Year	$16,442	$2,239

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:

Income taxes	$—	$—
Interest	80,745	82,185
Non-cash financing activities
Conversion of debt to common stock	802,217
Conversion of preferred stock to common stock	1,600,000	—
Conversion of debt to preferred stock	—	1,600,000

The accompanying notes are an integral part of these financial statements.

CELTRON INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1: Organization and Basis of Presentation

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred significant losses from operations in 2004 and 2005. This factor among others, including continuing negative cash flows from operations, negative working capital and shareholder deficiencies indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability of assets, the amounts of liabilities, and their classifications that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability.

Management has secured a $2,000,000 credit facility from a related party (see Note 11) to fund future operations. In addition, the Company is also seeking additional sources of funding to meet working capital requirements until the Company achieves profitability.

The Company was incorporated under the laws of the State of Nevada on April 8, 1998. The Company is primarily engaged in the development and sale of communications systems that integrate computer intelligence, the Global Positioning System (“GPS”) and ReFLEX paging technology for asset tracking and monitoring.

The Company and Satellite Security Systems, Inc. entered into an Agreement and Plan of Merger dated December 9, 2005. In the Merger transaction, Satellite merged with and into a wholly owned subsidiary of the Company. On December 31, 2005, after receiving the required stockholder approvals, the Company and Satellite completed the Merger. Pursuant to the terms of the Merger Agreement, the Company issued one share of its common stock in exchange for each 3.12 shares of Satellite outstanding. Holders of the 32,979,813 outstanding shares of Company common stock continued to hold their stock following the Merger and there were no monetary assets exchanged to these holders.

In accordance with generally accepted accounting principles, the Merger was treated as a purchase for financial reporting purposes. In accordance with the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations,” Satellite was considered the acquiring enterprise for financial reporting purposes. The Merger was accounted for as a reverse acquisition with Satellite as the accounting acquirer and the Company as the surviving company for legal purposes. The financial statements for the years ended December 31, 2005 and 2004 include the historical results of operations of Satellite, the accounting acquirer, except for the statements of changes in shareholders’ deficiency, which has been converted to shares of the Company based on the above merger ratios.

Prior to the Merger, the Company’s principal asset was the consolidated ownership of a 70% interest in the common stock of Orbtech Holdings, Inc. (“Orbtech”) a South African company. On October 21, 2005, the Company entered into an agreement with Buytron, Inc. (“Buytron”), a company that was formed for the purpose of holding shares of common stock of the Company. One of the principal shareholders of Buytron is also an owner of Orbtech. In conjunction with the agreement, the shares of common stock of the Company which were owned by Buytron were distributed to the shareholders of Buytron. Under the terms of the agreement, the Company eliminated a portion of its control in Orbtech by reducing the number of its ownership shares in exchange for the cancellation of certain common shares of the Company that the principal shareholder of Buytron owned. The result of this transaction was that the Company reduced its ownership percentage in Orbtech from approximately 70% to approximately 42.5% treating Orbtech now as an equity investment. In connection with the reverse Merger, the balance of this equity investment was determined to have no value. Concurrent with this transaction, 4,146,759 shares of common stock of the Company, previously owned by a Buytron shareholder, were cancelled.

CELTRON INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 2: Summary of Significant Accounting Policies

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America. Following is a description of the most significant of those policies:

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounts Receivable: Accounts receivable are presented at the amount management considers collectible. Provision is made for uncollectible accounts receivable based on anticipated collection losses and allowances. Estimated losses are determined from a review of outstanding receivables, historical collection experience, and existing economic conditions. Receivables are due 30 days after the issuance of the invoice. Accounts receivable are written-off by management when in their determination all collection efforts have been exhausted.

Inventories: Inventories, which consists primarily of purchased parts and supplies, are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

Property and Equipment: Property and equipment is stated at cost, less accumulated depreciation. Depreciation is computed under the straight-line method over the estimated useful lives of the assets, generally ranging from three to five years. Expenditures for maintenance and routine repairs are charged to expense as incurred; expenditures for improvements and major repairs that materially extend the useful lives of assets are capitalized.

Revenue Recognition: Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition, as amended by SAB 104, outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. Management believes that the Company’s revenue recognition policy conforms to SAB 104. The Company recognizes revenues for (1) monitoring services, when the services are rendered; and (2) product sales, at the time of sale. The Company does not recognize revenue until (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collection is reasonably assured. Deferred revenue consists of payments received in advance and are recognized in the month that the services are rendered.

The Company accounts for the sale of the hardware as a unit of accounting separate from the future service to be provided by the Company. Accordingly, the Company recognizes revenues allocated to the hardware using the residual method and related expenses from such sales at the time of shipment, or when title and risk of loss pass to the customer and other criteria for revenue recognition are met, if later.

Income Taxes: The provision for income taxes is based on reported income before income taxes and includes amounts that are currently taxable plus changes in deferred income tax assets and liabilities. Deferred income taxes and deferred income tax benefits are provided to reflect the tax effect of temporary differences between financial and income tax reporting.

Fair Value of Financial Instruments: The Company’s financial instruments consist of cash, accounts receivable, accrued expenses, accounts payable and debt. It is management’s opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. Management believes that the fair value of these financial instruments approximate their carrying values, except for related party debt. Management believes it is impracticable to determine the fair value of related party debt because of the related party attributes of that debt.

CELTRON INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 2: Summary of Significant Accounting Policies—(Continued)

Basic and Diluted Net Loss Per Share: The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share” (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period, if any, including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. There are no potentially dilutive shares, therefore diluted net loss per share has not been calculated.

Stock-Based Compensation

The Company accounts for stock based awards to employees as compensatory in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The Company also issues stock based awards for services performed by consultants and other non-employees and accounts for them in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) No. 25 (which the Company has currently adopted) and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The provisions of this statement are effective for the Company as of January 1, 2006.

SFAS No. 123(R) requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123(R) also establishes accounting requirements for measuring, recognizing and reporting share-based compensation, including income tax considerations. The Company will adopt SFAS No. 123(R) using the modified prospective application in January 2006. Under the modified prospective application, the cost of new awards and awards modified, repurchased or cancelled after the required effective date and the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of the required effective date will be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS No. 123.

The adoption of SFAS No. 123(R)’s fair value method may have a negative impact on the Company’s results of operations if the Company grants share-based payments to its employees in the future, although it does not expect it will have any impact on its overall financial position. The impact of adopting SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature. The requirement will reduce net operating cash flows and increase net financing cash flows in periods of adoption.

CELTRON INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 2: Summary of Significant Accounting Policies—(Continued)

Issuance of Stock for Non-cash Consideration

All issuances of the Company’s common stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by consultants and others and has been valued at the market value of the shares issued. In certain issuances, the Company may discount the value assigned to the stock issued for illiquidity and restrictions on resale.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF Issue No. 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Note 3: Property, Equipment and Other Assets

Property and equipment as of December 31, 2005 consists of the following:

Furniture and equipment	$194,508
Purchased software costs	141,806

Total property and equipment	336,314
Less: Accumulated depreciation and amortization	(178,801)

Net property and equipment	$157,513

Depreciation and amortization expense for the years ended December 31, 2005 and 2004 was $50,572 and $45,595, respectively and is included in general and administrative expenses in the accompanying statement of operations.

Other assets consist of restricted cash in the form of a certificate of deposit with a bank as security for a non-interest bearing irrevocable letter of credit naming the Company’s landlord as beneficiary. This is in lieu of a deposit on the Company’s facility lease which began in January, 2006.

CELTRON INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 4: Long-Term Debt

As of December 31, 2005, long-term debt consists of the following obligations:

Note payable—shareholder, Company pledged inventory, accounts receivable, equipment, and intangible assets, interest at the bank’s prime rate plus 2% (9.25% as of December 31, 2005), payable in monthly principal installments of $2,000 plus interest with a final payment due May, 2007. The Company is the guarantor of the underlying note with the bank in the same amount, under the same terms, and is currently making payments to the bank on behalf of the shareholder on this note.	$227,206

Note payable—shareholder and director, unsecured, face amount of the note is $1,600,000 present value of amount outstanding calculated based on a discount factor of 7% over the 228 month term, payable in minimum monthly principal and interest installments of $7,000; in addition, 15% net cash proceeds of the sale of capital stock sold in specified financing transactions.	875,790

Note payable-software purchase, secured by related software and guaranteed by shareholder due in 48 monthly installments of $1,885 bearing interest at 9% due December, 2007.	44,477

Total long-term debt	1,147,473

Less: current maturities	(67,213)

Long-term debt—non-current maturities	$1,080,260

The aggregate annual maturities of long-term debt for each year of the five years subsequent to December 31, 2005 and in total thereafter follow:

Year ending December 31:
2006	$67,213
2007	253,037
2008	26,948
2009	28,897
2010	30,985
Thereafter	740,393

$1,147,473

Deferred Revenue

Deferred revenue consists of advance payments received on long-term monitoring contracts. The related revenue is recognized on a straight-line basis over the contract period of performance, which is the term of the contract.

Note 5: Shareholders’ Transactions

As disclosed in Note 1, the Company and Satellite entered into an Agreement and Plan of Merger effective December 31, 2005. The Merger was accounted for as a reverse acquisition with Satellite as the accounting acquirer and the Company as the surviving company for legal purposes. In what is regarded as a recapitalization,

CELTRON INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 5: Shareholders’ Transactions—(Continued)

historical stockholders’ equity of the accounting acquirer (Satellite) prior to the Merger has been restated for the equivalent number of shares received in the Merger after giving effect to any difference in par value of the issuer’s and acquirer’s stock with an offset to additional paid-in capital.

Following is a description of the activity for shareholders’ equity for the years ended December 31, 2005 and 2004:

Prior to January 1, 2004, Satellite operated as a limited liability company (“LLC”), and incurred accumulated losses through December 31, 2003 of ($3,029,504). These accumulated losses have been reflected as a deficit at December 31, 2003. During the year ended December 31, 2004, there were 12,774,653 shares of common stock issued to individuals, most of which were former members of the LLC. There were no monetary assets exchanged for this stock. In addition, 4,000,000 shares of Series A Preferred Stock were issued to a former member of the LLC for $1,600,000, converting a portion of loans made to Satellite by this member, who became the principal shareholder of the Company.

In July 2005, the Company entered into an acquisition agreement with Opus International, LLC (“Opus”), a related party (see Note 6), whereby Opus acquired approximately 80% of the issued and outstanding common stock of Satellite in exchange for 600,000 common shares of Celtron. As a condition to consummating the transaction, the Company was required to convert debt in the amount of $1,685,000 to the principal shareholder of the Company, as well as 4,000,000 shares of Series A Preferred Stock into 9,836,919 shares of common stock. In addition, the Company was required to convert $300,000 owed to an individual for consulting services provided to the Company into 504,964 shares of common stock.

In September, 2005, the Company entered into a conversion agreement with Kenneth Dixon, an officer of the Company, converting debt in the amount of $131,447 into 2,101,874 shares of common stock, and $150,000 owed to him for consulting services provided to the Company into 2,398,579 shares of common stock.

In November, 2005, John Phillips, an officer of the Company, was sold 959,432 shares of common stock in consideration for valuable services provided to the Company. The purchase was evidenced by a promissory note in the amount of $30,000. Also on that date, the Company granted the officer 1,918,864 restricted shares of common stock, evidenced by a promissory note in the amount of $60,000. The board of directors subsequently canceled the two promissory notes in exchange for the officer’s prior services rendered to the Company.

In December, 2005, the Company entered into a conversion agreement with Opus International, LLC, a related party (see Note 6), converting debt in the amount of $1,340,000 into 42,854,939 shares of common stock.

CELTRON INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 6: Related Party Transactions

Notes and Loans: As of December 31, 2005, the Company had notes and loans to related parties consisting of the following:

Current:

Note payable—officer—unsecured, 12% interest, due March 1, 2006.	$85,000

Loans payable—shareholders—unsecured, non-interest bearing, no terms for repayment.	164,770

Total short-term related party debt.	249,770

Note payable—shareholder, Company pledged inventory, accounts receivable, equipment, and intangible assets, interest at the bank’s prime rate plus 2% (9.25% as of December 31, 2005), payable in monthly principal installments of $2,000 plus interest with a final payment due May, 2007. The Company is the guarantor on the underlying note with the bank in the same amount, under the same terms, and is currently making payments to the bank on behalf of the shareholder on this note.	227,206

Loan payable-shareholder-unsecured due in 228 installments of $7,000, imputed interest of 7%.	875,790

Total related party debt.	$1,352,766

During the year ended December 31, 2005, Opus International, LLC, the Company’s majority shareholder, advanced the Company a total of $1,340,000 for working capital requirements. On December 26, 2005, the Company issued 42,854,939 shares of common stock for repayment of the advance.

Advances to the Company from a shareholder and former director were $157,648 and $1,675,429 during the years ended December 31, 2005 and 2004, respectively.

Advances to the Company from Opus International, an entity affiliated with the Chairman of the Board and shareholder was $7,122 during the year ended December 31, 2005.

Interest: The Company paid $23,200 and $15,262 in interest to a shareholder for the years ended December 31, 2005 and 2004, respectively.

Legal Fees: During the years ended December 31, 2005 and 2004, the Company paid approximately $45,000 and $11,000 respectively, in legal fees to a law firm in which a relative of an officer, shareholder and director of the Company is a shareholder.

Leased Facilities: During the years ended December 31, 2005 and 2004, the Company rented its facilities from a shareholder and former director. The Company paid $35,000 in rent for the year ended December 31, 2005. Rent owed to this shareholder amounted to $31,000 and $56,663 as of December 31, 2005 and 2004, respectively and is included in accounts payable.

CELTRON INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 7: Income Taxes

Deferred income tax assets result principally from the potential tax benefits of net operating loss carry forwards. The Company has recorded a valuation allowance to reflect the uncertainty of the ultimate utilization of the deferred income tax assets as follows:

	2005	2004
Deferred income tax assets	$1,645,000	$876,000
Less valuation allowance	(1,645,000)	(876,000)

Net deferred income tax assets	$—	$—

The following is a reconciliation of the applicable U.S. federal and state income tax rate to the effective tax rate included in the statements of operations:

	2005	2004
U.S. federal income tax rate	(34.0)%	(34.0)%
State income tax rate, net of federal rate	(9.3)%	(9.3)%

Valuation allowance	43.3%	43.3%

At December 31, 2005, and 2004, the Company has net operating loss carry forwards for Federal and State income tax purposes of approximately $3,800,000 and $2,023,000, respectively which will expire in periods through 2025 for Federal income tax purposes, and 2015 for State income tax purposes. The deferred tax assets as of December 31, 2005 and 2004 of approximately $1,645,000 and $876,000, respectively, have been fully reserved in valuation allowance due to the uncertainty of recovery.

Due to significant changes in the ownership structure of the Company, any net operating losses for tax purposes would be limited, perhaps significantly, by Internal Revenue Code Section 382. Additionally, management is not aware of any federal income tax returns filed by the Company since its inception.

Note 8: Stock Based Compensation

In April 2004, Satellite issued warrants to an investment banking firm in exchange for services rendered. Under the terms of the Merger Agreement, those warrants were converted into warrants of the Company. The warrants allow the investment banking firm to purchase up to 21,936 shares of the Company’s common stock at $2.50 per share and expire, if not exercised, on April 30, 2009. The warrants outstanding at December 31, 2005 that are convertible into the Company’s common stock total 21,936 shares. Each warrant is convertible into one share of the Company’s common stock.

Under the terms of the Merger Agreement, all outstanding options under Satellite’s existing 2003 Equity Incentive Plan and other outstanding options were cancelled in exchange for new options with similar terms granted by the Company. At December 31, 2005 all options outstanding under the 2003 Equity Incentive Plan had been exercised or forfeited. Only one stand alone option was outstanding for 1,923,077 shares at $.31 per share. This option was not vested at December 31, 2005.

CELTRON INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 8: Stock Based Compensation—(Continued)

Financial Accounting Standards Board Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”), requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for all awards had been determined in accordance with the fair value based method prescribed in SFAS 123 as follows:

	Year Ended December 31, 2005	Year Ended December 31, 2004
Net loss, as reported	$(1,777,693)	$(2,023,202)

Deduct: Total stock-based compensation expense determined under fair value method for all awards, no tax effect	(1,483)	(64,914)

Pro forma net loss	$(1,779,176)	$(2,088,116)

Since the difference between the reported and pro forma net loss available to common shareholders is not material, there is no effect on the net loss per common share.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the year ended December 31, 2005 and 2004: no dividend yield for each year; expected volatility of 70% and 65%, respectively, according to the minimum value method; weighted-average risk-free interest rates of 4.43% and 2.59%, respectively, and weighted-average expected option lives of 3 years for both 2005 and 2004.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at January 1, 2004	299,980	$.49	7.8
Granted	1,542,197.47		6.6
Exercised	91,799	1.00	3.5
Forfeited or expired	-0-	-0-

Outstanding at December 31, 2004	1,750,378	$.47	6.8

Exercisable at December 31, 2004	1,652,487	$.47	6.8

Outstanding at January 1, 2005	1,750,378	$.47	6.8
Granted	1,923,077.31		9.9
Exercised	1,277,281.40		6.8
Forfeited or expired	473,097.56		6.8

Outstanding at December 31, 2005	1,923,077	$.31	9.9

Exercisable at December 31, 2005	-0-	$-0-

The weighted-average grant-date fair value of options granted during the years 2005 and 2004 was $0.25 and $0.27, respectively.

CELTRON INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 8: Stock Based Compensation—(Continued)

A summary of the status of the Company’s nonvested shares as of December 31, 2005, and changes during the year ended December 31, 2005 is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2005	97,891	$—
Granted	1,923,077	0.25
Vested	(97,891)	—
Forfeited	-0-	—

Nonvested at December 31, 2005	1,923,077	0.25

As of December 31, 2005, there was $1,483 on total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 9.9 years. The total fair value of shares vested during the years ended December 31, 2005 and 2004 was $0 and $64,914, respectively.

Note 9: Commitments and Contingencies

Leased Facilities: In December, 2005, the Company entered into a five-year noncancelable operating lease agreement effective January 1, 2006 and expiring in December, 2010, subject to one five-year option term. The lease contains clauses requiring additional rental payments for common area maintenance and real estate taxes.

The future minimum rental payments due under the lease, exclusive of additional rental payments for common area maintenance and real estate taxes, summarized by fiscal years, are as follows:

Year ending December 31:
2006	$169,078
2007	176,429
2008	183,780
2009	191,131
2010	198,482

Total	$918,900

Leased Equipment: The Company leases office equipment under an operating lease agreement expiring in 2007. Future minimum payments due under the lease, summarized by fiscal years, are as follows:

Year ending December 31:
2006	$6,072
2007	5,060

Total	$11,132

Legal Matters: In the course of business, the Company has been, and may continue to be, involved in various claims seeking monetary damages and other relief. The amount of the ultimate liability, if any, from such claims cannot be determined. However, in the opinion of the Company’s management, the ultimate liability for any legal claims currently pending against the Company will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Insofar as current legal claims against the Company have been filed or are currently ongoing, the following cases have had activity over the past twelve months.

CELTRON INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 9: Commitments and Contingencies—(Continued)

Prior to being acquired by the Company, Satellite was sued by Elite Logistics, Inc. and Elite Logistics Services, Inc. (“Elite”) which alleged breach of contract, fraud or fraud in the inducement, and suit for accounting, all relating to contracts under which the Satellite has licensed certain technology. Satellite countersued asserting claims for breach of contract, tortuous interference with contractual relations, misappropriation of trade secrets, and fraud. Satellite and Elite Logistics have agreed to a confidential settlement of all claims in this case and are currently in the process of requesting the case be dismissed. Such settlement has been appropriately reserved by the Company on it on its balance sheet. It is the opinion of management that the terms of the settlement will not have any negative effect on operations.

Prior to being acquired by the Company, Satellite filed suit against a former supplier, Manconix, Inc. f/k/a Arrow Manufacturing, Inc. for breach of contract and conversion. This case is entitled Satellite Security Systems, Inc. v. Manconix, Inc. f/k/a Arrow Manufacturing, Inc., Civil Action No. 05CV1838H, currently pending in the United States District Court, Southern District of California (“the California Litigation”). The Company’s claim relates to breach of performance obligations by Manconix under a supply contract with the Company. The Company has asserted claims of promissory estoppel, breach of covenant of good faith and fair dealings, conversion and for a declaratory judgment. Subsequently thereafter, Arrow Manufacturing, Inc. brought a claim against the Company in the county courts of Harris County, Texas, which was subsequently transferred to United States District Court, Southern District of Texas, Houston Division. In this suit, Arrow Manufacturing, Inc. seeks to recover on the account for the goods that it delivered to Satellite, contending that Satellite failed to pay such amount in full and that Satellite made representations that were designed to induce Arrow Manufacturing to manufacture and deliver additional goods after the dispute arose. On March 31, 2006, the Texas Court held that jurisdiction in California was proper and transferred the action to the Southern District of California, where the initial Satellite claim is currently pending. The parties have had limited settlement discussions. In the meantime, the Company intends to vigorously pursue and defend its claims against Manconix in both actions. Management does not believe an adverse judgment is likely, however, should an adverse judgment occur, management believes the exposure could be between $65,000 and $80,000.

In the first quarter of 2005, a complaint was filed against the Company, its officers and directors, former independent accountants and attorneys in the United States District Court for the District of New Jersey, entitled Jay B. Ross and Protocol Electronics, Inc. v. Celtron International, Inc., Case No. 05-1300, alleging breach of a contract allegedly entered into in 1995 between the former majority shareholder of the Company, Celtron Holding, Ltd., (formerly known as Celtron International, Ltd.), which called for the issuance of stock of the former majority shareholder in exchange for services. The complaint alleges causes of actions for breach of contract, promissory Estoppel, common law fraud, securities fraud, New Jersey Civil RICO violations and conspiracy, professional negligence against Counsel for the Company, professional negligence against the former independent accountants for the Company, negligence of officers and directors, and tortuous interference with contract. Management and Counsel for the Registrant believe this action to be without merit, and the Company intends to vigorously defend the action. The Company has answered the complaint and plans to file a motion for summary judgment.

In response to an action filed in the High Court of South Africa against the officers and directors of the Company’s former subsidiary: CreditPipe Pty Ltd. In May 2005, Neil Davis and Brandon Sandiford filed an action against Celtron International; Inc. and CreditPipe in the High Court of South Africa, Case No. 20890/05, seeking damages and affirmative relief under a contract by which Celtron International, Inc. acquired CreditPipe. In April 2005, Mosaic Software filed a liquidation action in the High Court of South Africa against CreditPipe, alleging breach of a contract for the purchase of Postilion switch software, Case No. 19353/05. All cases were settled in a global settlement agreement in July 2005. The terms of the settlement agreement are confidential, however, there is no liability, nor were there amounts required to be paid by the Company in this settlement agreement.

CELTRON INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 10: Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities” (“FIN 46”). In December 2003, FIN 46 was replaced by FIN 46(R) “Consolidation of Variable Interest Entities.” FIN 46(R) clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity’s expected losses, is entitled to receive a majority of the entity’s expected residual returns, or both. FIN 46(R) is effective for entities being evaluated under FIN 46(R) for consolidation no later than the end of the first reporting period that ends after March 15, 2004. The Company does not currently have any variable interest entities that will be impacted by adoption of FIN 46(R).

In October 2004, the EITF issued EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”). EITF 04-08 reflects the Task Force’s conclusion that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. This EITF will be effective for reporting periods ending after December 15, 2004. Prior period earnings per share amounts presented for comparative purposes would be required to be restated to conform to this consensus and the Company would be required to include the shares issuable upon the conversion of the Notes in the diluted earnings per share computation for all periods during which the Notes are outstanding. Management does not expect the implementation of this new standard to have a material impact on its computation of diluted earnings per share.

In December 2004, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. Management does not expect the implementation of this new standard to have a material impact on the Company’s financial position, results of operations and cash flows.

Note 11: Subsequent Events

On February 14, 2006, the Company entered into a credit arrangement with The Aston Organization, Ltd. (“Aston”) and Zirk Engelbrecht, a member of the Board of Directors, and recently approved to assume the role of the Chairman of the Board of the Company. Zirk Engelbrecht and Stephen Hallock, also a member of the Board of Directors, are the sole shareholders of Aston. These two individuals are also the principal members of Opus International, LLC, an entity that is the majority shareholder of the Company. Pursuant to the terms and conditions set forth in a convertible promissory note (the “Note”) between the Aston and the Company, Aston has agreed to make loans to the Company in an aggregate amount up to $2,000,000. The outstanding balance on the loan bears interest at the rate of 8.5% per annum. The Note provides Aston the right to convert the aggregate amount of principal and interest of the Note at any time into shares of the Company’s common stock at a conversion rate of $0.20 per share. The maturity date of the Note is December 31, 2006.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 8A.    CONTROLS AND PROCEDURES

During 2005, we were involved in a number of significant transactions, including a reduction in the Company’s holdings in Orbtech, and the subsequent reverse merger with Satellite. The reverse merger resulted in a change of control of the Company and a change in management, including the appointment of a new principal executive office and principal financial officer. These necessary transactions resulted in changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

Further, as the Company’s business develops we are continuing to develop, mature and implement various procedures relating to internal controls over financial reporting. As a small company with limited resources, we will face challenges in the Company’s ability to recruit and hire financial and other personnel, and segregate financial responsibilities in order to implement appropriate checks and balances.

We are not currently subject to the requirements of Section 404 of the Sarbanes Oxley Act of 2002 which requires company’s to implement an internal control framework, test and report on the effectiveness of their internal control over financial reporting. Under current proposals, we will become subject to Section 404 with the Company’s annual report for the year ending December 31, 2007. When we begin testing and reporting on the Company’s internal controls, we may discover and be required to report material weaknesses in those controls. In addition, we expect that the evaluation process and any required remediation, if applicable, will increase the Company’s accounting, legal and other costs and may divert management resources from other operating objectives and concerns.

ITEM 8B.    OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Incorporated by reference to the Company’s definitive information statement to be filed with the Securities and Exchange Commission on or before April 30, 2006.

ITEM 10.    EXECUTIVE COMPENSATION

Incorporated by reference to the Company’s definitive information statement to be filed with the Securities and Exchange Commission on or before April 30, 2006.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the Company’s definitive information statement to be filed with the Securities and Exchange Commission on or before April 30, 2006.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the Company’s definitive information statement to be filed with the Securities and Exchange Commission on or before April 30, 2006.

ITEM 13.    EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and among Celtron International, Inc., Celtron S3 Acquisition Corp., Satellite Security Systems, Inc., and Opus International, LLC, dated December 9, 2005 (1)

3.1	Articles of Incorporation of Celtron International, Inc., as amended

3.2	Bylaws of Celtron International, Inc.

10.1	Lease Agreement between Summit Ridge Corp. and Satellite Security Systems, Inc., dated November, 2005

10.2	Employment Agreement by and between Satellite Security Systems, Inc. and John Phillips dated November 9, 2005

10.3	General Contracting and Independent Contractor Agreement by and between Randall A. Smith and Satellite Security Systems, Inc., effective August 7, 2005

10.4	Convertible Promissory Note issued by Celtron International, Inc. to Aston International and Zirk Engelbrecht, dated February 16, 2006

10.5	Promissory Note issued by Satellite Security Systems, Inc. to Harry E. Maas Trust for $1,600,000, dated as of July 28, 2005

11	Statement Re: Computation of Earnings Per Share (2)

14	Code of Ethics

21	Subsidiaries of the Small Business Issuer

31.1	Certification of Periodic Report by the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934

Exhibit No.	Description
31.2	Certification of Periodic Report by the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934

32.1	Certification of Periodic Report by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Report by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 16, 2005.
(2)	Included within the financial statements filed in this report.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the Company’s definitive information statement to be filed with the Securities and Exchange Commission on or before April 30, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELTRON INTERNATIONAL, INC.

	By:	/s/ MR. KENNETH DIXON
Mr. Kenneth Dixon Chief Executive Officer
April 18, 2006

	By:	/s/ MR. RANDALL A. SMITH
Mr. Randall A. Smith Chief Financial Officer
April 18, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ KENNETH DIXON Kenneth Dixon	Chief Executive Officer and Director	April 18, 2006

/S/ JOHN PHILLIPS John Phillips	President and Director	April 18, 2006

/S/ RANDALL A. SMITH Randall A. Smith	Chief Financial Officer	April 18, 2006

/S/ ZIRK ENGELBRECHT Zirk Engelbrecht	Director	April 18, 2006

/S/ STEPHEN HALLOCK Stephen Hallock	Director	April 18, 2006