Form 10QSB
period 2006-03-31
CELTRON INTERNATIONAL INC
filed 2006-05-22
CIK 1084088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission file number 000-28739

CELTRON INTERNATIONAL, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	91-1903590
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6779 Mesa Ridge Road, Suite 100

San Diego, California 92121

(Address of principal executive offices, including zip code)

(877) 437-4199

(Issuer’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

On May 8, 2006, the registrant had outstanding 98,056,563 shares of Common Stock, which is the registrant’s only class of common equity.

Transitional Small Business Disclosure Format (Check One)    YES  ☐    NO  ☒

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CELTRON INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

Three Months Ended March 31, 2006
Assets
Current Assets
Cash	$(1,788)
Accounts receivable, net of allowance for doubtful accounts of $199,495	109,850
Inventories	52,116
Other current assets	9,218

Total Current Assets	169,396

Property and equipment, net of accumulated depreciation	208,294

Other Assets
Deposit on inventory	48,000
Lease security deposit	75,000

123,000

Total Assets	$500,690

Liabilities and Shareholders’ Deficiency
Current Liabilities
Accounts payable	$550,950
Accrued expenses	486,927
Deferred revenue - current portion	112,363

Current maturities –long term debt	20,213

Notes and loan payable –related party	1,090,140
Current maturities of long-term debt-related party	47,850

Total Current Liabilities	2,308,443

Non-Current Liabilities
Long-term debt, net of current maturities	1,062,916
Deferred income, net of current portion	344,854

Total Non-Current Liabilities	1,407,770

Total Liabilities	3,716,213

Shareholders’ Equity (Deficiency)
Common stock, $0.001 par value Authorized - 100,000,000 shares Issued and outstanding – 98,056,563 shares	98,057
Additional paid in capital	4,977,624
Retained earnings (deficit)	(8,291,204)

Total Shareholders’ Deficiency	(3,215,523)

Total Liabilities and Shareholders’ Deficiency	$500,690

The accompanying notes are an integral part of these financial statements

CELTRON INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	March 31, 2006	December 31, 2005
Revenues	$205,888	$1,227,374

Costs and Expenses
Cost of sales	173,584	688,894
General and administrative expenses	596,345	1,533,023
Marketing expenses	56,500	167,351
Research and development expenses	74,533	319,953
Selling expenses	76,494	215,101

Total Costs and Expenses	977,456	2,924,322

Operating Loss	(771,568)	(1,696,948)
Other Expense
Interest expense	689,236	80,745

Loss Before Income Taxes	(1,460,804)	(1,777,693)

Provision for Income Taxes	—	—

Net Loss	$(1,460,804)	$(1,777,693)

Basic and diluted loss per share	$(0.02)	$(0.03)

Weighted average common shares outstanding	98,056,563	69,049,494

The accompanying notes are an integral part of these financial statements

CELTRON INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31 2006	Three Months Ended December 31, 2005
Cash Flows from Operating Activities

Net loss
Adjustments to reconcile net loss to net cash used in operating activities:	(1,460,804)	(1,777,693)
Common stock issued for services		540,000
Depreciation	15,821	50,572
Changes in operating assets and liabilities:
Accounts receivable, net	(8,314)	95,973
Inventories	(18,416)	2,789
Accounts payable	53,068	(322,382)
Accrued liabilities	4,224	(277,359)
Deferred Revenues	27,120	357,442
Other	(2,202)	24,644

Net cash used in operating activities	$(1,389,503)	(1,306,014)

Cash Flows from Investing Activities
Additions to property and equipment	(66,603)	(40,639)
Lease security deposit	—	(75,000)
Deposit on Inventory	(48,000)	—

Net cash used in investing activities	(114,603)	(115,639)

Cash Flows from Financing Activities
Proceeds from sale of stock	—	1,471,464
Repayment of long-term debt	(17,344)	(19,909)
Proceeds (payment) of short-term loan	841,220	(90,000)
Shareholder advances	—	284,221
Shareholder repayments	—	(209,920)
Net changes in paid in capital	662,000	—

Net cash provided by (used in) financing activities	1,485,876	1,435,856

Net Increase (Decrease) in Cash	(18,230)	14,203

Cash - Beginning of Year	16,442	2,239

Cash - End of Year	(1,788)	16,442

The accompanying notes are an integral part of these financial statements

CELTRON INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1: Organization and Basis of Presentation

Celtron International, Inc. (referred to in this report as “we,” “Celtron,” or the “Company”) was incorporated under the laws of the State of Nevada on April 8, 1998. The Company is primarily engaged in the development and sale of communications systems that integrate computer intelligence, the Global Positioning System (“GPS”) and ReFLEX paging technology for asset tracking and monitoring.

The Company and Satellite Security Systems, Inc., a California corporation (“Satellite”) entered into an Agreement and Plan of Merger dated December 9, 2005 (the “Merger Agreement”). On December 31, 2005, Satellite merged with and into a wholly owned subsidiary of the Company (the “Merger”). Pursuant to the terms of the Merger Agreement, the Company issued one share of its common stock in exchange for each 3.12 shares of Satellite outstanding resulting in the issuance of 65,076,750 shares of common stock to the former stockholders of Satellite. Holders of the 32,979,813 outstanding shares of Company common stock continued to hold their stock following the Merger and there were no monetary assets exchanged to these holders.

In accordance with generally accepted accounting principles, the Merger was treated as a purchase for financial reporting purposes. In accordance with the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations,” Satellite was considered the acquiring enterprise for financial reporting purposes. The Merger was accounted for as a reverse acquisition with Satellite as the accounting acquirer and the Company as the surviving company for legal purposes. Accordingly the financial statements include the historical results of operations of Satellite, the accounting acquirer, except for the statements of changes in shareholders’ deficiency, which has been converted to shares of the Company based on the above merger ratios.

The accompanying unaudited condensed consolidated financial statements of Celtron and its subsidiary Satellite have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, these financial statements reflect all normal recurring adjustments necessary for a fair presentation, and in order to make the financial statements not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

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

Management is currently funding its operations through borrowings under $2,000,000 credit facility from a related party (see Note 6) and plans additional borrowings under this facility to fund future operations. In addition, the Company is also seeking additional sources of funding to meet working capital requirements until the Company achieves profitability.

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

Stock-Based Compensation: The Company historically accounted for stock based awards to employees as compensatory in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The Company also issued stock based awards for services performed by consultants and other non-employees and accounts for them in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).

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

SFAS No. 123(R) requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123(R) also establishes accounting requirements for measuring, recognizing and reporting share-based compensation, including income tax considerations. The Company has adopted SFAS No. 123(R) using the modified prospective application commencing in January 2006. Under the modified prospective application, the cost of new awards and awards modified, repurchased or cancelled after the required effective date and the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of the required effective date will be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS No. 123.

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

Issuance of Stock for Non-cash Consideration: All issuances of the Company’s common stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by consultants and others and has been valued at the market value of the shares issued. In certain issuances, the Company may discount the value assigned to the stock issued for illiquidity and restrictions on resale.

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

Note 3: Property, Equipment and Other Assets

Property and equipment as of March 31, 2006 consists of the following:

Furniture and equipment	$259,192
Purchased Software costs	$143,724

Total property and equipment	402,916
Less: Accumulated depreciation	(194,622)

Net property and equipment	$208,294

Depreciation expense for the three month period ended March 31, 2006 was $15,821.

Note 4: Long-Term Debt

As of March 31, 2006, long-term debt consists of the following obligations:

Note payable – bank, secured by a deed of trust on a shareholder’s real property and all inventory, accounts receivable, equipment, and intangible assets of the Company, interest at the bank’s prime rate plus 2% (9.75% as of March 31, 2006), payable in monthly principal installments of $2,000 plus interest with a final payment due May, 2007	$221,206

Note payable – shareholder and director, unsecured, face amount of the note is $1,600,000 present value of amount outstanding calculated based on a discount factor of 7% over the 228 month term, payable in minimum monthly principal installments of $7,000; in addition, 15% net cash proceeds of the sale of capital stock sold in specified financing transactions.	870,084

Capital lease obligation	39,689

Total long-term debt	1,130,979

Less: current maturities	(68,063)

Long-term debt - non-current maturities	$1,062,916

Note 5: Shareholders’ Transactions

As disclosed in Note 6 below during the three month period ended March 31, 2006, the Company entered into a credit arrangement including the issuance of a convertible promissory note. Management has determined that the convertible promissory note had a beneficial conversion feature calculated in the amount of $662,000. In accordance with generally accepted accounting principles, the Company has changed the amount of the beneficial conversion feature to interest expense and has recorded an increase in paid in capital in an equivalent amount.

Note 6: Related Party Transactions

Notes and Loans: As of March 31, 2006, the Company had notes and loans to related parties consisting of the following:

Note payable – officer - unsecured, 12% interest, due June 1, 2006	$85,000

Loans payable – shareholders – unsecured, non-interest bearing, no terms for repayment	157,648
Note payable- shareholder, The Aston Organization, Convertible promissory note, 8.5% interest, due Dec. 31, 2006. As of March 31, 2006, borrowings by the Company aggregate to $752,500, payments made to other parties on behalf of the Company totals $87,652, and interest accrued on the Promissory Note is in the amount of $7,340.	847,492

Total short-term related party debt	1,090,140
Note payable-shareholder, Company pledged inventory, accounts receivable, equipment, and intangible assets, interest at the bank’s prime rate plus 2% (9.75% as of March 31, 2006), payable in monthly principal installments of $2,000 plus interest with a final payment due May 2007. The company is the guarantor on the underlying note with the bank in the same amount, and is currently making payments to the bank on behalf of the shareholder on this note.	221,206
Loan payable-shareholder-unsecured due in 228 installments of $7,000, imputed interest of 7%	870,083

Total related party debt	$2,181,429

On February 14, 2006, the Company entered into a credit arrangement with The Aston Organization, Ltd. (“Aston”) and Zirk Engelbrecht, a member of the Board of Directors, and recently approved to assume the role of the Chairman of the Board of the Company. Zirk Engelbrecht and Stephen Hallock, also a member of the Board of Directors, are the sole shareholders of Aston. Pursuant to the terms and conditions set forth in a convertible promissory note (the “Note”) between the Aston and the Company, Aston has agreed to make loans to the Company in an aggregate amount up to $2,000,000. The outstanding balance on the loan bears interest at the rate of 8.5% per annum. The Note provides Aston the right to convert the aggregate amount of principal and interest of the Note at any time into shares of the Company’s common stock at a conversion rate of $0.20 per share. The maturity date of the Note is December 31, 2006. The amount outstanding under the Note at March 31, 2006 was $847,492.

In accordance with generally accepted accounting principles, the difference between the conversion price and the Company’s stock price on the date of issuance of each advance under the Note is considered to be interest expense with a like amount recorded as an adjustment to paid in capital. Accordingly, the Company recognized interest expense of $662,000 in connection with the beneficial conversion feature, with a corresponding increase into paid in capital. Because the Note provides for conversion at any time, the full amount of the interest expense and adjustment to paid in paid in capital from the beneficial conversion feature has been included in the financial statements for the three month period ended March 31, 2006.

Interest: The Company paid $23,200 and $15,262 in interest to a shareholder for the years ended December 31, 2005 and 2004, respectively. The Company paid $10,207 in interest to the same shareholder in the three month period ended March 31, 2006.

Legal Fees: During the years ended December 31, 2005 and 2004, the Company paid approximately $45,000 and $11,000 respectively, in legal fees to a law firm in which a relative of an officer, shareholder and director of the Company is a shareholder. The Company paid an additional $35,000 in legal fees to this law firm for the three month period ended March 31, 2006

Note 7: Commitments and Contingencies

In the course of business, the Company has been, and may continue to be, involved in various claims seeking monetary damages and other relief. The amount of the ultimate liability, if any, from such claims cannot be determined. However, in the opinion of the Company’s management, the ultimate liability for any legal claims currently pending against the Company will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Insofar as current legal claims against the Company have been filed or are currently ongoing, see Part II, Item 1. below.

Note 8: Recent Accounting Pronouncements

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

Note 9: Subsequent Events

Since March 31, 2006 through the date of this report, the Company has borrowed an additional $310,000 from Aston under the terms of the Note, bringing the aggregate amount outstanding under the Note to $1,163,225.

On May 19, 2006 the Company entered into a $540,000 Promissory Note with an unrelated third party investor. The loan resulted in net proceeds to the Company of $447,500. The amounts outstanding under the Promissory Note bear interest at 8% and all principal and accrued interest under the Promissory Note are due and payable on August 31, 2006. The Promissory Note is secured by a lien on substantially all of the Company’s assets, including a pledge of the Company’s shares in Satellite. In connection with the issuance of the Promissory Note, the Company issued to the investor warrants to purchase an aggregate of 540,000 shares of common stock at an exercise price of $.25 per share. The warrants are exercisable on or before May 19, 2009.

On May 19, 2006, we entered into an employment agreement with Mr. John L. Phillips (the “Employment Agreement”) pursuant to which he will receive (i) an annual base salary of $225,000; (ii) an annual bonus opportunity in the amount of $35,000 payable in cash for each subsidiary or operating division of the Company that meets its operating budget for each year during the term of the Employment Agreement; (iii) an additional annual bonus opportunity in an amount to be determined by the Board of Directors; and (iv) an automobile allowance of $1,500 per month. Mr. Phillips will also be eligible to participate in our employee benefit programs. Under the Employment Agreement, we also agreed (i) to grant to Mr. Phillips, effective May 16, 2006, an option to purchase 4,000,000 shares of our common stock at an exercise price equal to the per-share closing price of our common stock on the date of grant, (ii) to reprice 1,923,076 options previously granted to Mr. Phillips from an exercise price of $.312 per share to an exercise price of $.15 per share, and (iii) to remove the restrictions and fully vest 1,923,076 shares of restricted common stock previously issued to Mr. Phillips.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS.

In addition to historical information, this discussion of our results of operation and financial condition contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. As contained herein, the words “expects,” “anticipates,” “believes,” “intends,” “will,” and similar types of expressions identify forward-looking statements, which are based on information that is currently available to the Company, speak only as of the date hereof, and are subject to certain risks and uncertainties. Please be advised that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in forward-looking statements. We have attempted to identify, in context, certain factors that we currently believe may cause actual future experiences and results to differ from our current expectations which are set forth below under the heading “Risk Factors”. The difference may be caused by a variety of factors, including, but not limited to, the need for additional capital to execute the Company’s business plan, the failure to develop significant demand for our products and services, competition, including entry of new competitors, unexpected costs, lower revenues and net income than forecast, price increases for supplies, inability to raise prices, the risk of litigation and administrative proceedings involving us and our employees, higher than anticipated labor costs, the possible fluctuation and volatility of our operating results and financial condition, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss of key executives, changes in interest rates, inflationary factors, and other specific risks that may be alluded to in this report.

OVERVIEW

We entered into the Merger Agreement with Satellite on December 9, 2005 pursuant to which Satellite was merged with and into a wholly owned subsidiary of the Company effective December 31, 2005, discussed in further detail in Note 1 to the Financial Statements. In accordance with generally accepted accounting principles, the Merger was accounted for as a reverse acquisition. Accordingly the financial statements included in this report contain the historical results of operations of Satellite, except for the statements of changes in shareholders’ deficiency, which has been converted to shares of the Company based on the above merger ratios.

Because of the accounting for the acquisition of Satellite as a reverse merger, we are required to provide historical financial statements for Satellite for prior periods. Although we received audited financial statements for the fiscal years ended December 31, 2004 and 2005 for Satellite in connection with the merger, Satellite did not conduct regular quarterly closes it its financial records during the year ended December 31, 2005. Accordingly, it is impractical for us to provide historical March 31, 2005 information at this time. The discussion below concerning our results of operations does not include a comparison for the same period for the prior year. Furthermore, the financial statements included in this report for the three month period ended March 31, 2006 have not been reviewed by our independent auditors. We are endeavoring to obtain prior period information and to the extent that it is available, we will have our independent auditors review our financial statements and will amend this quarterly report on Form 10-QSB to include such information.

Since the Merger, we have primarily engaged in the development and sale of communications systems that integrate computer intelligence, GPS and wireless communications technology for asset tracking and monitoring. Our products have the potential for broad-scale applications for law enforcement, homeland security, fleet tracking and management, utility applications and fixed point monitoring. We have initially focused our solutions on services for law enforcement, and we have several programs currently under way with Federal, state and local law enforcement agencies. These programs allow law enforcement officials to utilize our solutions to track suspects or convicted felons (e.g., sexual predators) covertly. We also offer a “Bait Car” solution for law enforcement to deploy in aiding the fight against auto theft - a car with an integrated tracking device can be left unattended and we can notify law enforcement in the event the vehicle moves. We are beginning applications for school transportation and student safety, including monitoring the location of school buses in transit.

We generate one-time revenues through direct and OEM sales of our GPS tracking devices which we market under the name GlobalGuard™. We then offer and supply stealth and covert monitoring systems with two-way communications capabilities linked to a Monitoring and Support Center (the “MSC”) with trained staff on duty 24 hours a day, seven days a week. The monitoring services are provided under the terms of service contracts which provide monthly recovering revenue to the Company. Typically these contracts have a initial period of one to five years. The amount of revenues derived from monitoring services is based on customer options for monitoring and control functions, such as monitoring movement of vehicles in a fleet, remotely initiating operation of a generator, valve or other piece of equipment.

RESULTS OF OPERATIONS

Revenues

Revenues were $205,888 for the three month period ended March 31, 2006. Revenues were comprised primarily of monthly service revenue from our Monitoring and Support Center.

During the period ended March 31, 2006, we entered into an OEM Agreement which we expect will generate significant hardware revenues in 2006. Our limited working capital and absence of inventory prevented us from shipping initial orders to this customer during the first quarter. We expect to begin deliveries and recognizing revenue on from this OEM client in the second quarter of 2006.

Cost of Sales

Cost of sales includes hardware, wireless airtime expense and staffing for the Company’s monitoring and support center. Cost of sales were $173,584 for the three month period ended March 31, 2006.

Costs of goods sold are expected to increase commensurate with a rise in revenues for the balance of 2006 due to additional units being activated and monitored by the company as the delivery of units for its OEM contract begin.

General and Administrative

General and administrative expenses include payroll and costs associated with the finance, facilities, and legal and other administrative functions. General and administrative costs were $596,345 for the three month period ended March 31, 2006.

We believe that our general and administrative expenses are adequate to support its current needs and some growth. We anticipate that general and administrative expenses would need to increase with a significant increase in revenues but would increase at a slower rate than revenues.

Marketing Expenses

Marketing expenses include payroll, and costs associated with advertising, promotions, trade shows, seminars, and similar programs. Marketing expenses were $56,500 for the three month period ended March 31, 2006.

Marketing expenses are expected to rise slightly for the balance of 2006 in connection with our marketing support to distribution channels.

Research and Development

Research and development expenses includes payroll, and costs associated with software development, product design and outsourcing. Research and development expenses were $74,533 for the three month period ended March 31, 2006.

Research and development expenses are expected to grow slightly for the balance of 2006 due to the Company’s ongoing efforts of integrating customer applications and introducing new hardware devices for sale.

Selling Expenses

Selling expenses includes primarily payroll, and travel expenses. Selling expenses were $76,494 for three month period ended March 31, 2006.

The Company intends to continue its channel sales approach and does not anticipate a significant increase in selling expenses in the near term.

Net Loss

Net loss includes loss from operations and interest expense. Net losses were $1,460,804 for the three month period ended March 31, 2006.

Liquidity and Capital Resources

On March 31, 2006, we had a cash deficit of $1,788 and accounts receivable, net, of $109,850. Our working capital deficit as of March 31, 2006 was $2,139,047, compared to a deficit of $1,248,299 at December 31, 2005.

Net cash used by operating activities during the three month period ended March 31, 2006 was $1,389,503. The primary use of cash from operating activities was the net loss of $1,460,804, an increase of $8,314 in accounts receivable and a increase of $18,416 in inventory. The primary sources of cash from operating activities was an increase in accounts payable of $53,068 and deferred revenues of $27,120.

Net cash used by investing activities during the three month period ended March 31, 2006 was $114,603 and was primarily from additions to property and equipment. There are no significant capital expenditures planned by the Company within the foreseeable future.

Since our inception, we have financed our cash needs primarily through financing activities with related parties. Net cash from financing activities in 2005 was $1,435,856, primarily from the proceeds on the sale of common stock and issuance of debt to related parties. In the three month period ended March 31, 2006, we paid down $17,344 in long term debt and borrowed an additional $841,220 from related parties.

We funded a significant portion of our operations in the three month period ended March 31, 2006 from borrowings under a Convertible Promissory Note dated February 16, 2006 from Aston Organization Ltd. Aston Organization Ltd. is a significant shareholder of the Company and is controlled by Zirk Engelbrecht, Chairman of the Board and a director of the Company. Under the terms of the Convertible Promissory Note, the Company has the right to request advances up to an aggregate of $2,000,000. Our borrowings under this note totaled $847,492 and $1,163,225 at March 31, 2006 and the date of this report, respectively.

On May 19, 2006 we entered into a $540,000 Promissory Note with an unrelated third party investor that resulted in net proceeds to us of $447,000. The amounts outstanding under the Promissory Note bear interest at 8% and all principal and accrued interest under the Promissory Note are due and payable on August 31, 2006. The Promissory Note is secured by a lien on substantially all of our assets, including a pledge of our shares in Satellite. In connection with the issuance of the Promissory Note, we issued to the investor warrants to purchase an aggregate of 540,000 shares of common stock at an exercise price of $.25 per share. The warrants are exercisable on or before May 19, 2009.

We will need to raise additional capital over the course of 2006. We plan to raise this additional capital from the sale of debt or equity securities. There are no commitments or arrangements for other offerings in place. There is no assurance that we will be able to raise additional funds, and if we are unsuccessful, we will be forced to curtail operations or possibly be forced to evaluate a sale or liquidation of the Company’s assets. Even if we are successful in raising additional funds, there is no assurance regarding the terms of any additional investment. Any future financing may involve substantial dilution to existing shareholders.

As emphasized in the Report of Independent Registered Public Accounting Firm on our December 31, 2005 financial statements, we have incurred recurring negative cash flows from operations, significant losses, working capital deficits and increasing shareholder deficiencies. Further, we have yet to establish profitable operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

RISK FACTORS

This Quarterly Report on Form 10-QSB contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of issues and uncertainties such as those listed below and elsewhere in this report, which, among others, should be considered in evaluating the Company’s financial outlook.

To satisfy our capital requirements, we will seek to raise funds in the public or private capital markets, which may not be given on terms favorable to us, or we may not be able to raise funds at all. In the event that we receive funds on undesirable terms, or are unable to raise additional funds, we may not be able to fund our operations and will not be able to continue as a going concern. The additional funding may have terms which will dilute the value of your investment.

Our ability to raise additional funds in the public or private markets will be adversely affected if the results of our business operations are not favorable. We may seek additional funding through the sale of debt or equity securities. We cannot assure you that any such funding will be available to us, or if available, that it will be available on terms favorable to us. If adequate funds are not available, we may not be able to continue our operations or implement our planned additional research and development activities. As a result, we may be required to discontinue our operations or curtail our planned sales and research and development plans, thereby reducing or eliminating the value of our equity. If we are successful in obtaining additional funds, the terms of the financing may have the effect of diluting your interest.

We have a history of losses, and are unsure if we will become profitable in the future.

We have incurred losses since our inception and cannot assure you that our future operations will be implemented successfully or that it will ever have profitable operations. We have yet to establish significant customer demand for our solutions and may not for a significant period of time, if ever. If we are unable to establish demand for our solutions, we may be forced to cease operations entirely. Furthermore, we are experiencing the costs and uncertainties of an emerging business, including additional expenditures, unforeseen costs and difficulties, complications, and delays, all of which must be resolved and/or paid without the benefit of a predictable revenue stream. Management can not be sure that we will be successful in meeting these challenges and addressing these risks and uncertainties. If we are unable to do so, our business will not be successful.

As of March 31, 2006, a limited number of stockholders own approximately 53% of the Company’s stock and may act, or prevent certain types of corporate actions, to the detriment of other stockholders.

The Company’s directors, officers and greater than 5% stockholders own, as of March 31, 2006, approximately 51 million shares the Company’s common stock, constituting approximately 53% of our issued and outstanding common stock. Accordingly, these stockholders may, if they act together, exercise control over all matters requiring stockholder approval, including the election of a majority of the directors and the determination of significant corporate actions. This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to the our stockholders.

We depend on a limited number of third parties to manufacture and supply certain components of our solutions.

We rely on a limited number of sole suppliers for certain components of our solutions. We do not have long-term agreements with these suppliers. If these parties do not perform their obligations, or if they cease to supply the components needed for our solutions, we may be unable to find other suppliers and our business would be seriously harmed. We cannot be sure that alternative sources for these components will be available when needed, or if available, that these components will be available on commercially reasonable terms. These sole suppliers include Smart Synch. Skytel, and USA Mobility all of which supply ReFLEX modem boards and/or ReFLEX network data for use in our remote sensor integration and monitoring services.

Although we believe that we have access to sufficient quantities of such components as well as access to the respective networks, we have to be aware that if our agreements with these or other suppliers and manufacturers are terminated or expire, if we are unable to obtain sufficient quantities of these products or components critical for its solutions, if the quality of these products or components is inadequate, or if the terms for supply of these products or components become commercially unreasonable, our search for additional or alternate suppliers and manufacturers could result in significant delays, added expense and our inability to maintain or expand our customer base. Any of these events could require us to take unforeseen actions or devote additional resources to provide our products and services and could harm our ability to compete effectively.

If wireless communications providers on which we depend for services decide to adopt new wireless technologies, or abandon or do not continue to expand their wireless networks, our operations may be disrupted, we may lose customers and our revenues could decrease.

Currently, our solutions function on ReFLEX, GPRS and Inmarsat networks. These protocols have various coverage footprints and are intermixed in order to provide the best service based on each particular subscribers needs. The coverage for ReFLEX is primarily North America, GPRS is the United States, Europe and Canada, while Inmarsat has world wide coverage. If wireless communications providers abandon the protocols upon which our solutions now function in favor of other types of wireless technology, we may not be able to provide services to customers, or it may be forced to incur considerable costs in order to adapt its solutions to new protocols. In addition, if cellular carriers do not expand their coverage areas, we will be unable to meet the needs of customers who may wish to use the Company’s services outside the current cellular coverage area.

If one or more of the agreements we have with wireless communications providers is terminated and as a result, we are unable to offer solutions to customers within a wireless communications provider’s coverage area, we may be unable to deliver our solutions, may lose customers, and our revenues could decrease.

Our existing agreements with wireless communications providers may, in some cases be terminated immediately upon the occurrence of certain conditions or with prior written notice. If one or more of our wireless communications providers decides to terminate or not to renew its contract with us, we may incur additional costs relating to obtaining alternate coverage from another wireless communications provider outside of our primary coverage area, or we may be unable to replace coverage at all, causing a complete loss of services to customers in that coverage area.

Our success depends upon our ability to develop new solutions and enhance our existing solutions. If we cannot deliver the features and functionality that customers demand, we will be unable to retain or attract new customers.

If we are unable to develop new solutions, are unable to enhance and improve our solutions successfully in a timely manner, or fail to position and/or price our solutions to meet market demand, we may not attract new customers, existing customers may not expand their use of our solutions, and its business and operating results will be adversely affected. If enhancements to existing solutions do not deliver the functionality that our customer base demands, its customers may choose not to renew their agreements when they reach the end of their initial contract periods, and our business and operating results will be adversely affected. If we cannot effectively deploy, maintain and enhance our solutions, our revenues may decrease, we may not be able to recover costs, and our competitive position may be harmed.

We depend on GPS technology owned and controlled by others. If we do not have continued access to GPS technology or satellites, wet will be unable to deliver a majority of our solutions and revenues will decrease.

A majority of our solutions rely on signals from GPS satellites built and maintained by the United States Department of Defense. GPS satellites and their ground support systems are subject to electronic and mechanical failures and sabotage. If one or more satellites malfunction, there could be a substantial delay before they are repaired or replaced, if at all, our products and services may cease to function, and customer satisfaction would suffer.

In addition, the United States government could decide to discontinue operation and maintenance of GPS satellites or to charge for the use of GPS. Furthermore, because of ever-increasing commercial applications of GPS and international political unrest, United States government agencies may become increasingly involved in the administration or the regulation of the use of GPS signals in the future. If factors such as the foregoing affect GPS, for example by affecting the availability, quality, accuracy or pricing of GPS technology, our business will suffer.

A disruption of our services or of our software applications due to accidental or intentional security breaches may harm our reputation, cause a loss of revenues and increase corporate expenses.

Unauthorized access, computer viruses and other accidental or intentional actions could disrupt information systems or communications networks or could adversely impact the functionality and security of our software products. We expect to incur significant costs to protect against the threat of security breaches and to alleviate problems caused by any breaches. Currently, the wireless transmission of customers’ proprietary information is not protected by encryption technology. If a third party were to misappropriate our customers’ proprietary information or adversely impact the operations of our customers, we could be subject to claims, litigation or other potential liabilities that could seriously harm our revenues and result in the loss of customers.

System or network failures could reduce corporate sales, increase costs or result in liability claims.

Any disruption to our services, information systems or communications networks or those of third parties could result in the inability of our customers to receive our services for an indeterminate period of time. Our hosted solutions and related operations depend upon our ability to maintain and protect our computer systems at data centers located in San Diego, California, and our network operations center in San Diego, California. Our services may not function properly and we may not be able to adequately support and maintain our software products if our systems fail, if there is an interruption in the supply of power, or if there is an earthquake, fire, flood or other natural disaster, or an act of war or terrorism. Within each of our data centers, we have fully redundant systems; however, in the event of a system or network failure, the process of shifting access to customer data from one data center to the other would be performed manually, and could result in a further disruption of our services and our ability to adequately support and maintain software products. Any disruption to our services could cause the loss of customers or revenue, or face litigation, customer service or repair work that would involve substantial costs and could distract management from operating the core business.

Our success depends on our ability to maintain and expand our direct and indirect its sales channels.

To increase our market awareness, customer base and revenues, management needs to expand direct and indirect sales operations. There is strong competition for qualified sales personnel, and we may not be able to attract or retain sufficient new sales personnel to expand its operations. New sales personnel require training, and it takes time for them to achieve full productivity, if at all. In addition, we believe that our success is dependent on the expansion of indirect distribution channels, including relationships with wireless carriers, independent sales agents and resellers. These sales channel alliances require training in selling solutions, and it will take time for these alliances to achieve productivity, if at all. We may not be able to establish relationships with additional distributors on a timely basis, or at all.

Defects or errors in our solutions could result in the cancellation of or delays in the implementation of its solutions, which would damage our reputation and harm our financial condition.

We must develop solutions quickly to keep pace with the rapidly changing remote sensor integration and monitoring market. Solutions that address this market are likely to contain undetected errors or defects, especially when first introduced or when new versions are introduced. We may be forced to delay commercial releases of new solutions or updated versions of existing solutions until such errors or defects are corrected, and in some cases, we may need to implement enhancements to correct errors that were not detected until after deployment of its solutions. Even after testing and release, our solutions may not be free from errors or defects, which could result in the cancellation or disruption of services or dissatisfaction of customers. In some cases, customers may terminate their agreements with us, without penalty, if the solution provided does not meet the specifications agreed upon by the parties. Such contract terminations or customer dissatisfaction would damage our reputation and result in lost revenues, diverted development resources, and increased support and warranty costs.

We face competition from internal development teams of potential customers and from existing and potential competitors, and If we fail to compete effectively, our ability to acquire new customers could decrease, our revenues would decline and our business would suffer.

The market for remote sensor integration and monitoring is competitive and is expected to become even more competitive in the future. If we do not compete effectively, competition could harm our business and limit our ability to acquire new customers and grow revenues, which in turn could result in a loss of market share and decline in revenues. We believe that our solutions face competition from a number of business productivity solutions, including:

•	solutions developed internally by our prospective customers’ information technology staff, particularly by large customer prospects;

•	discrete means of communication with mobile workers, such as pagers, two-way radios, handheld devices and cellular telephones;

•	solutions designed to help companies schedule and route their mobile workers; and

•	solutions offered by smaller market entrants, many of which are privately held and operate on a regional basis.

In addition, we believe that our solutions face competition from manufacturing companies that seek to enter the mobile resource management market, such as Trimble Navigation and @Road.

We may also face potential competition from our current and potential alliances, such as wireless carriers, that may develop their own solutions, develop solutions with captive and other suppliers or support the marketing of solutions of other competitors.

We also face numerous challenges associated with overcoming the following competitive factors:

•	Size and resources. Many of our current and potential competitors have access to substantially greater financial, marketing, distribution, engineering and manufacturing resources than we do, which may enable them to react more effectively to new market opportunities and customer requirements. Furthermore, these competitors may be able to adopt more aggressive pricing policies and offer more attractive terms than we can.

•	Name recognition. Many of our current and potential competitors have greater name recognition and market presence than we do, which may allow them to more effectively market and sell solutions to our current and potential customers.

•	Limits of product and service offerings. Although we offer a broad range of mobile resource management solutions, a customer prospect may require functionality that we do not offer, which may enable current and potential competitors to exploit the areas in which we do not develop solutions.

•	Customer relationships. Many of our current and potential competitors have pre-existing relationships with our large customer prospects, which may allow them to more effectively market and sell competitive remote sensor integration and monitoring solutions.

As we seek to serve larger customers, we face competition from businesses with greater financial resources and may be unable to compete effectively with these businesses.

The existing market is competitive. Competition is particularly vigorous for larger customers, which is a customer segment we have worked to serve. We expect competition to increase further as companies develop new products and/or modify their existing products to compete directly with our products. In addition, competitors may reduce prices to customers and seek to obtain customers through cost-cutting and other measures. To the extent these companies compete effectively with us, our business could be adversely affected by extended sales cycles, fewer sales, and lower prices, revenue and margins.

Claims that we infringes third-party proprietary rights could result in significant expenses or restrictions on our ability to provide our solutions.

Third parties may claim that our current or future solutions infringe their proprietary rights or assert other claims against us. As the number of entrants into our market increases, the possibility of an intellectual property or other claim against us grows. Any intellectual property or other claim, with or without merit, would be time-consuming and expensive to litigate or settle and could divert management’s attention from our core business. As a result of such a dispute, we may have to pay damages, incur substantial legal fees, develop costly non-infringing technology, if possible, or enter into license agreements, which may not be available on terms acceptable to us, if at all. Any of these results would increase our expenses and could decrease the functionality of our solutions, which would make our solutions less attractive to current or potential customers. We have agreed in some of our agreements, and may agree in the future, to indemnify other parties for any expenses or liabilities resulting from claimed infringements of the proprietary rights of third parties.

If our customers do not have access to sufficient capacity on reliable wireless networks, we may be unable to deliver services, our customers’ satisfaction could decline and revenues could decrease.

Part of the Company’s ability to grow and obtain profitability depends on the ability of wireless carriers to provide sufficient network capacity, reliability and security to customers. Even where wireless carriers provide coverage to entire metropolitan areas, there are occasional lapses in coverage, for example due to tunnels blocking the transmission of data to and from wireless modems used with our solutions. These effects could make our services less reliable and less useful, and customer satisfaction could suffer.

Under the terms of our customer contracts for our hosted solutions, once the contract period expires, a customer may terminate our services with little or no notice.

Our customer contracts for hosted solutions typically provide for a contract period of one to five years. Under the terms of a typical contract, a customer will often be subject to a termination fee if it chooses to terminate the contract before the contract period expires. Once the contract period has expired, and unless a customer has executed a new contract, the terms of the contract will remain in force on a month-to-month basis, allowing the customer to terminate the contract by giving very short notice and without incurring any termination fee. The termination of a significant number of customer contracts or customer contracts providing a material portion of our revenues, could cause its business to suffer and adversely affect its financial results.

The production or reporting of inaccurate information could cause the loss of customers and expose us to legal liability.

The accurate production and reporting of information is critical to our customers’ businesses. If we fail to accurately produce and report information, we could lose customers, our reputation and ability to attract new customers could be harmed, and we could be exposed to legal liability. We may not have insurance adequate to cover losses we may incur as a result of these inaccuracies.

We depend on recruiting and retaining qualified personnel, and our inability to do so may result in a loss in sales, impair its ability to effectively manage core operations or impair our ability to develop and support corporate solutions.

Because of the technical nature of our solutions and the market in which we compete, our success depends on the continued services of our current executive officers and our ability to attract and retain qualified personnel with expertise in wireless communications, GPS technologies, hosted software applications, transaction processing and the Internet. Competitors and others have recruited our employees in the past and may attempt to do so in the future. In addition, new employees generally require substantial training, which requires significant resources and management attention. Even if we invest significant resources to recruit, train and retain qualified personnel, there can be no assurances that we will be successful in our efforts.

From time to time, we are or may be subject to litigation that could result in significant costs to it.

From time to time, we may be subject to litigation in the ordinary course of business relating to any number or type of claims, including claims for damages related to errors and malfunctions of products and services or their deployment. A securities, product liability, breach of contract, or other claim could seriously harm its business because of the costs of defending the lawsuit, diversion of employees’ time and attention, and potential damage to our reputation. Some of our agreements with customers, suppliers and other third parties contain provisions designed to limit exposure to potential claims. Limitation of liability provisions contained in our agreements may not be enforceable under the laws of some jurisdictions. As a result, we could be required to pay substantial amounts of damages in settlement or upon the determination of any of these types of claims. Although we carry general liability and directors and officers insurance, corporate insurance may not cover potential claims or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liabilities that may be imposed.

Government regulations and standards could subject us to increased regulation, increase our costs of operations or reduce our opportunities to earn revenue.

In addition to regulations applicable to businesses in general, we may also be subject to direct regulation by United States governmental agencies, including the Federal Communications Commission, Department of Defense, Department of Commerce or the State Department. These regulations may impose licensing requirements, privacy safeguards relating to certain subscriber information, or safety standards, for example with respect to human exposure to electromagnetic radiation and signal leakage. A number of legislative and regulatory proposals under consideration by federal, state, provincial, local and foreign governmental organizations may lead to laws or regulations concerning various aspects of the Internet, wireless communications and GPS technology, including on-line content, user privacy, taxation, access charges and liability for third-party activities. Additionally, it is uncertain how existing laws governing issues such as taxation on the use of wireless networks, intellectual property, libel, user privacy and property ownership will be applied to our solutions. The adoption of new laws or the application of existing laws may expose us to significant liabilities and additional operational requirements, which could decrease the demand for its solutions and increase its cost of doing business. Wireless communications providers who supply us with airtime are subject to regulation by the Federal Communications Commission, and regulations that affect them could also increase our costs or limit its ability to provide solutions.

Geopolitical, economic and military conditions, including terrorist attacks and other acts of war, may materially and adversely affect the markets on which our common stock trades, the markets in which we operate, our operations and our profitability.

Terrorist attacks and other acts of war, and any response to them, may lead to armed hostilities and such developments would likely cause instability in financial markets. Armed hostilities and terrorism may directly impact our facilities, personnel and operations which are located in the United States as well as those of our customers and suppliers. Furthermore, severe terrorist attacks or acts of war may result in temporary halts of commercial activity in the affected regions, and may result in reduced demand for solutions. These developments could have a material adverse effect on our business and the trading price of our common stock.

Our stock price is volatile, which may cause you to lose money and could lead to costly litigation against us and management that could divert corporate resources.

From time to time, stock markets experience dramatic price and volume fluctuations, particularly for shares of technology companies. These fluctuations can be unrelated to the operating performance of these companies. Broad market fluctuations may reduce the market price of our common stock and cause you to lose some or all of your investment. These fluctuations may be exaggerated if the trading volume of our common stock is low. In addition, due to the technology-intensive nature and growth rate of our business and the remote sensor integration and monitoring market, the market price of our common stock may rise and fall in response to:

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that a company files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We maintain disclosure controls and procedures designed to ensure that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2005, the design and operation of such disclosure controls and procedures were effective.

(b) Changes In Internal Controls Over Financial Reporting. No changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting.

(c) Limitations On Disclosure Controls And Procedures. Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the course of our business, we have been, and may continue to be, involved in various claims seeking monetary damages and other relief. The amount of the ultimate liability, if any, from such claims cannot be determined. However, in the opinion of our management, the ultimate liability for any legal claims currently pending against us will not have a material adverse effect on our financial position, results of operations or cash flows. Insofar as current legal claims against us have been filed or are currently ongoing, the following cases have had activity during the three month period ended March 31, 2006.

Prior to being acquired by the Company, Satellite was sued by Elite Logistics, Inc. and Elite Logistics Services, Inc. (“Elite”) which alleged breach of contract, fraud or fraud in the inducement, and suit for accounting, all relating to contracts under which the Satellite has licensed certain technology. Satellite countersued asserting claims for breach of contract, tortuous interference with contractual relations, misappropriation of trade secrets, and fraud. Satellite and Elite Logistics have agreed to a confidential settlement of all claims in this case. Such settlement has been appropriately reserved by the Company on it on its balance sheet.

Prior to being acquired by the Company, Satellite filed suit against a former supplier, Manconix, Inc. f/k/a Arrow Manufacturing, Inc. for breach of contract and conversion. This case is entitled Satellite Security Systems, Inc. v. Manconix, Inc. f/k/a Arrow Manufacturing, Inc., Civil Action No. 05CV1838H, currently pending in the United States District Court, Southern District of California (“the California Litigation”). Satellite’s claim relates to breach of performance obligations by Manconix under a supply contract. Satellite has asserted claims of promissory estoppel, breach of covenant of good faith and fair dealings, conversion and for a declaratory judgment. Subsequently thereafter, Arrow Manufacturing, Inc. brought a claim against Satellite in the county courts of Harris County, Texas, which was subsequently transferred to United States District Court, Southern District of Texas, Houston Division. In this suit, Arrow Manufacturing, Inc. sought to recover on the account for the goods that it delivered to Satellite, contending that Satellite failed to pay such amount in full and that Satellite made representations that were designed to induce Arrow Manufacturing to manufacture and deliver additional goods after the dispute arose. On March 31, 2006, the Texas Court held that jurisdiction in California was proper and transferred the action to the Southern District of California, where the initial Satellite claim is currently pending. The parties have had limited settlement discussions. In the meantime, the Company intends to vigorously pursue and defend its claims against Manconix in both actions. Management does not believe an adverse judgment is likely, however, should an adverse judgment occur, management believes the exposure could be between $65,000 and $80,000.

In the first quarter of 2005, a complaint was filed against the Company, its former officers and directors, former independent accountants and attorneys in the United States District Court for the District of New Jersey, entitled Jay B. Ross and Protocol Electronics, Inc. v. Celtron International, Inc., Case No. 05-1300. The case arises out of an alleged agreement between Mr. Ross and Alan Harrington, a former director and officer of the Company. On March 10, 2006 Mr. Ross filed an amended and restated complaint alleging breach of a contract allegedly entered into in 1995 between the former majority shareholder of the Company, Celtron Holding, Ltd., (formerly known as Celtron International, Ltd.), which called for the issuance of stock of the former majority shareholder in exchange for services. The complaint alleges causes of actions for breach of contract, promissory Estoppel, common law fraud, securities fraud, New Jersey Civil RICO violations and conspiracy, professional negligence against against the former counsel and independent accountants for the Company. Management believes this action to be without merit, and the Company intends to vigorously defend the action.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 14, 2006, the Registrant entered into a credit arrangement with The Aston Organization, Ltd. (“Aston”) and Zirk Engelbrecht (“Engelbrecht”) pursuant to the terms and conditions set forth in that certain Convertible Promissory Note (the “Note”) between the Registrant and Aston. Pursuant to the terms of the Note, Aston and Engelbrecht have agreed to make loans to the Registrant upon the Registrant’s request in an aggregate amount of up to $2,000,000. The Note provides Aston and/or Engelbrecht the right to convert the aggregate amount of principal and interest of the Note at any time or from time to time into shares of the Registrant’s Common Stock at a conversion rate of $0.20 per share. The interest on the aggregate principal amount outstanding from time to time is 8.5% per year. The maturity date of the Note is December 31, 2006. Aston is a California corporation not formed for the purpose of acquiring the Note. Both Aston and Engelbrecht qualify as accredited investors as such term is defined in Rule 501 of Regulation D of the Securities Act of 1933, as amended (the “Act”), and the offer and sale of the Note to Aston and Engelbrecht is a transaction exempt from registration pursuant to Rule 506 of Regulation D of the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On May 19, 2006, we entered into an employment agreement with Mr. John L. Phillips (the “Employment Agreement”) pursuant to which he will receive (i) an annual base salary of $225,000; (ii) an annual bonus opportunity in the amount of $35,000 payable in cash for each subsidiary or operating division of the Company that meets its operating budget for each year during the term of the Employment Agreement; (iii) an additional annual bonus opportunity in an amount to be determined by the Board of Directors; and (iv) an automobile allowance of $1,500 per month. Mr. Phillips will also be eligible to participate in our employee benefit programs. Under the Employment Agreement, we also agreed (i) to grant to Mr. Phillips, effective May 16, 2006, an option to purchase 4,000,000 shares of our common stock at an exercise price equal to the per-share closing price of our common stock on the date of grant, (ii) to reprice 1,923,076 options previously granted to Mr. Phillips from an exercise price of $.312 per share to an exercise price of $.15 per share, and (iii) to remove the restrictions and fully vest 1,923,076 shares of restricted common stock previously issued to Mr. Phillips.

In the event that we terminate the Employment Agreement without cause or Mr. Phillips terminates the agreement for “good reason”, then we will be obligated to make certain severance payments to Mr. Phillips for a period of one year following the termination, including (i) cash payments equal to 200% of the base salary in effect at the time of the termination, (ii) a payment equal to the premiums to COBRA to maintain Mr. Phillips’ health benefits, and (iii) continued vesting and time of service credit for a period of two years.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Each exhibit identified below is filed as a part of this report.

Exhibit No.	Description
4.1	Subscription Agreement with Double U Master Fund L.P. for May 2006 private placement.

4.2	Secured Note issued to Double U Master Fund L.P. in connection with May 2006 private placement.

4.3	Security Agreement with Double U Master Fund L.P. in connection with May 2006 private placement.

4.4	Class A Warrant Agreement issued to Double U Master Fund L.P. in connection with May 2006 private placement.

10.1	Employment Agreement dated as of May 19, 2006 between the Company and John Phillips regarding Mr. Phillips’ engagement as Chief Executive Officer.

31.1	Certification of Periodic Report by the Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Periodic Report by the Principal Accounting Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Report by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by the Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

During the three month period ended March 31, 2006, we filed the following current reports on Form 8-K with the Securities and Exchange Commission:

On January 6, 2006, we filed a report on Form 8-K with respect to the completion of the acquisition of Satellite, the issuance of unregistered securities in connection with that transaction, and the attendant change in control of the Company.

On January 6, 2006, we filed a report on Form 8-K with respect to a change in our certifying independent accountant.

On January 23, 2006, we filed a report on Form 8-K with respect to a disclosure of information under Regulation D.

On January 24, 2006, we filed an amendment to our report on Form 8-K filed on January 6, 2006 with respect to a change in certifying independent accountant to include correspondence from our prior independent accountant agreeing with the statements in our report.

On February 21 2006, we filed a report on Form 8-K with respect to the entering into a $2 million credit agreement with The Aston Organization, a related party, and the sale of unregistered securities in connection with that transaction.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELTRON INTERNATIONAL, INC.

By:	/s/ Mr. John L. Phillips
Mr. John L. Phillips Chief Executive Officer and Principal Accounting Officer

Dated: May 22, 2006