Form 10QSB/A
period 2006-03-31
SATELLITE SECURITY CORP
filed 2006-07-13
CIK 1084088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                to

Commission file number 000-28739

Satellite Security Corporation.

(Exact name of small business issuer as specified in its charter)

Nevada	91-1903590
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6779 Mesa Ridge Road, Suite 100

San Diego, California 92121

(Address of principal executive offices, including zip code)

(877) 437-4199

(Issuer’s telephone number, including area code)

Celtron International, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☑    NO  ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑

On May 8, 2006, the registrant had outstanding 98,056,563 shares of Common Stock, which is the registrant’s only class of common equity.

Transitional Small Business Disclosure Format (Check One)    YES  ☐    NO   ☑

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-QSB is filed to amend and restate in its entirety our Quarterly Report on Form 10-QSB for the period ended March 31, 2006 which was filed with the Securities and Exchange Commission on May 22, 2006. In that filing we noted that because of the accounting for the acquisition of our subsidiary Satellite Security Systems, Inc. as a reverse merger, we were required to provide historical financial statements for Satellite for prior periods. Although we received audited financial statements for the fiscal years ended December 31, 2004 and 2005 for Satellite Security Systems, Inc. in connection with the merger, Satellite Security Systems, Inc. did not conduct regular quarterly closes of its financial records during the year ended December 31, 2005. Accordingly, it was impractical for us to provide historical March 31, 2005 information at the time of the filing of our Quarterly Report. This Amendment No. 1 contains our complete financial statements for the period ended March 31, 2006, including the period to period comparison against the historical financial information for March 31, 2005, together with a complete Management Discussion and Analysis of Results of Operations. The financial statements contained in this Amendment No. 1 have been reviewed by our independent auditors.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Satellite Security Corporation and Subsidiary

Unaudited Condensed Consolidated Balance Sheet

March 31, 2006
Assets
Current Assets
Accounts receivable, net of allowance for doubtful accounts of $199,495	$109,850
Inventory, net	52,116
Deposit on Inventory	48,000
Other current assets	9,218

Total Current Assets	219,184

Property and equipment, net of accumulated depreciation	208,294

Other Assets
Restricted cash for letter of credit	75,000

75,000
Total Assets	$502,478

Liabilities and Shareholders’ Deficiency
Current Liabilities
Cash overdraft payable	$1,788
Accounts payable	550,950
Accrued expenses	486,927
Deferred revenue - current portion	112,363
Current portion of long-term debt	20,213
Notes and Loan payable to related parties	1,090,140
Current maturities of long-term debt - related party	47,850

Total Current Liabilities	2,310,231

Non-Current Liabilities
Long-term debt-related party, net of current maturities	1,043,440
Long-term debt	19,476
Deferred revenue, net of current portion	344,854

Total Non-Current Liabilities	1,407,770

Total Liabilities	3,718,001

Commitments and Contingencies
Shareholders’ Deficiency
Common stock, $0.001 par value
Authorized - 250,000,000 shares
Issued and outstanding – 98,056,563 shares	98,057
Additional paid in capital	4,977,624
Retained deficit	(8,291,204)

Total Shareholders’ Deficiency	(3,215,523)

Total Liabilities and Shareholders’ Deficiency	$502,478

The accompanying notes are an integral part of these financial statements

Satellite Security Corporation and Subsidiary

Unaudited Condensed Consolidated Statements of Operations

	3 months ended March 31, 2006	3 months ended March 31, 2005
Revenues	$205,888	$383,566

Costs and Expenses
Cost of sales	173,584	200,103
General and administrative expenses	596,345	369,914
Marketing expenses	56,500	42,141
Research and development expenses	74,533	75,163
Selling expenses	76,494	32,429

Total Costs and Expenses	977,456	719,750

Operating Loss	(771,568)	(336,184)
Other Expense
Interest expense	689,236	21,089

Loss Before Income Taxes	(1,460,804)	(357,273)
Provision for Income Taxes	—	—

Net Loss	$(1,460,804)	$(357,273)

Basic and diluted loss per share	$(0.02)	$(0.01)

Weighted average common shares outstanding	98,056,563	48,082,927

The accompanying notes are an integral part of these financial statements

Satellite Security Corporation and Subsidiary

Unaudited Condensed Consolidated Statements of Cash Flows

	3 Months Ended March 31 2006	3 Months Ended March 31 2005
Cash Flows from Operating Activities
Net loss	$(1,460,804)	$(357,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,821	11,199
Non-cash interest expense	662,000	—
Changes in operating assets and liabilities:
Accounts receivable, net	(8,314)	85,230
Inventories	(18,416)	10,856
Accounts payable	53,068	(33,943)
Accrued liabilities	4,224	99,078
Deferred Revenues	27,120	150,797
Other	(2,202)	7,105

Net cash used in operating activities	$(727,503)	$(26,951)

Cash Flows from Investing Activities
Purchases of property and equipment	(66,603)	5,897
Deposit on Inventory	(48,000)	—

Net cash (used in) provided by investing activities	(114,603)	5,897

Cash Flows from Financing Activities
Repayment of long-term debt	(17,344)	(4,378)
Proceeds from short-term loan	926,220	40,150
Shareholder advances from related party	—	12,000
Shareholder repayments from related parties	(85,000)	(19,409)

Net cash provided by financing activities	823,876	28,363

Net (Decrease) Increase in Cash	(18,230)	7,309
Cash - Beginning of Period	16,442	2,239

Cash - End of Period	$(1,788)	$9,548

Cash paid during the period for interest	$19,895	$21,089

The accompanying notes are an integral part of these financial statements

SATELLITE SECURITY CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1: Organization and Basis of Presentation

The Company

Celtron International, Inc. (referred to in this report as “Celtron,”) was incorporated under the laws of the State of Nevada on April 8, 1998. In May 2006, the stockholders of Celtron approved a change of name from “Celtron International, Inc. to “Satellite Security Corporation” (referred to in this report as “we” or the “Company”) which became effective on May 23, 2006 after the filing of Amended and Restated Articles of Incorporation with the Secretary of State of Nevada. The Company is authorized to issue a total of Two Hundred Fifty Million (250,000,000) shares of common stock with a par value of $0.001. In addition the Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001. The Company is primarily engaged in the development and sale of communications systems that integrate computer intelligence, the Global Positioning System (“GPS”) and ReFLEX paging technology for asset tracking and monitoring.

History

Celtron and Satellite Security Systems, Inc., a California corporation (“Satellite”) entered into an Agreement and Plan of Merger dated December 9, 2005 (the “Merger Agreement”). On December 31, 2005, Satellite merged with and into a wholly owned subsidiary of the Company (the “Merger”). Pursuant to the terms of the Merger Agreement, the Company issued one share of its common stock in exchange for each 3.12 shares of Satellite outstanding resulting in the issuance of 65,076,750 shares of common stock to the former stockholders of Satellite. Holders of the 32,979,813 outstanding shares of Company common stock continued to hold their stock following the Merger and there were no monetary assets exchanged to these holders.

Basis of Presentation

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

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiary Satellite have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations.

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

Management has recently funded its operations through borrowings under a credit facility from a related party (see Note 6). The Company is currently seeking additional sources of funding to meet working capital requirements until the Company achieves profitability.

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

Revenue Recognition: The Company recognizes revenues for (1) monitoring services, when the services are rendered; and (2) product, at the time of sale. The Company does not recognize revenue until (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collection is reasonably assured. Monthly billings for services are presented in advance of rendering the related services. Deferred revenue consists of these billings in advance and are recognized in the month that the services are rendered.

Basic and Diluted Net Loss Per Share: The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period, if any, including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. There are no potentially dilutive shares, therefore diluted net loss per share has not been calculated.

Stock-Based Compensation: In December 2004,, the Financial Accounting Standards Board (FASB) revised SFAS No. 123, Share-Based Payment (SFAS No. 123R), which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. On April 14, 2005, the U.S. Securities and Exchange Commissions adopted a new rule amending the effective dates for SFAS 123R. In accordance with the new rule, the accounting provisions of SFAS No. 123R are effective for the Company beginning in the quarter ended March 31, 2006. Under SFAS No. 123R, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company adopted the provisions of SFAS No. 123R effective January 1, 2006, using the modified prospective application, which provides for certain changes to the method for valuing stock-based compensation. Under the modified prospective application, the cost of new awards and awards modified, repurchased or cancelled after the required effective date and the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of the required effective date will be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS No. 123 On November 10, 2005, the FASB issued FASB Staff Position No. SFAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS No. 123R. The alternative method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R.

On November 4, 2005, the Company granted its CEO a non-qualified stock option to purchase up to 1,923,077 shares of its common stock at a price per share of $0.31. The options expire on November 3, 2015 and vest over three years based on meeting a 2006 revenue and earnings performance target. The Company will not reach its 2006 performance target and based on the current fair market value of the Company’s common stock, under the Black-Scholes option pricing model, no compensation expense was recognized in connection with this option grant.

Option valuation models require the input of highly subjective assumptions, including the expected life and stock price volatility. Because of these changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The adoption of SFAS No. 123(R)’s fair value method may have a negative impact on the Company’s results of operations if the Company grants share-based payments to its employees in the future, although it does not expect it will have any impact on its overall financial position. The impact of adopting SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature. The requirement will reduce net operating cash flows and increase net financing cash flows in periods of adoption.

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

Note 3: Property, Equipment and Other Assets

Property and equipment as of March 31, 2006 consists of the following:

Furniture and equipment	$259,192
Purchased software costs	$143,724

Total property and equipment	402,916
Less: Accumulated depreciation	(194,622)

Net property and equipment	$208,294

Depreciation expense was $15,821 and $11,199 for the three months ended March 31, 2006 and 2005, respectively.

Note 4: Long-Term Debt

As of March 31, 2006, long-term debt consists of the following obligations:

Note payable–shareholder, Company pledged inventory, accounts receivable, equipment, and intangible assets, interest at the bank’s prime rate plus 2% (9.25% as of December 31, 2005), payable in monthly principal installments of $2,000 plus interest with a final payment due May 2007. The Company is the guarantor of the underlying note with the bank in the same amount, under the same terms, and is currently making payments to the bank on behalf of the shareholder on this note.	$221,206
Note payable–shareholder and director, unsecured, face amount of the note is $1,600,000 present value of amount outstanding calculated based on a discount factor of 7% over the 228 month term, payable in minimum monthly principal and interest installments of $7,000; in addition, 15% net cash proceeds of the sale of capital stock sold in specified financing transactions.	870,084
Note payable–software purchase, secured by related software and guaranteed by shareholder due in 48 monthly installments of $1,885 bearing interest at 9% due December 2007.	39,689

Total long-term debt	1,130,979
Less current maturities	(68,063)

Long-term debt - non-current maturities	$1,062,916

Note 5: Shareholder Transactions

As disclosed in Note 6 below during the three month period ended March 31, 2006, the Company entered into a credit arrangement including the issuance of a convertible promissory note. Management has determined that the convertible promissory note had a beneficial conversion feature of $662,000 as of March 31, 2006. In accordance with generally accepted accounting principles, the Company has charged the amount of the beneficial conversion feature to interest expense and has recorded an increase in paid in capital in an equivalent amount.

Note 6: Related Party Transactions

Notes and Loans: As of March 31, 2006, the Company had notes and loans to related parties consisting of the following:

Note payable – officer - unsecured, 12% interest, due March 1, 2006	$85,000
Loans payable – shareholders – unsecured, non-interest bearing, no terms for repayment	157,648
Note payable- shareholder, The Aston Organization, convertible promissory note, 8.5% interest, due Dec. 31, 2006. As of March 31, 2006, borrowings by the Company aggregate to $752,500, payments made to other parties on behalf of the Company totals $87,652, and interest accrued on the promissory note is in the amount of $7,340.	847,492

Total short-term related party debt	1,090,140
Note payable-shareholder, Company pledged inventory, accounts receivable, equipment, and intangible assets, interest at the bank’s prime rate plus 2% (9.75% as of March 31, 2006), payable in monthly principal installments of $2,000 plus interest with a final payment due May 2007. The company is the guarantor on the underlying note with the bank in the same amount, and is currently making payments to the bank on behalf of the shareholder on this note.	221,206
Loan payable-shareholder-unsecured due in 228 installments of $7,000, imputed interest of 7%.	870,083

Total related party debt	$2,181,429

Since March 31, 2006 through the date of this report, the Company has repaid $65,000 of notes payable to officers originally due for repayment on March 1, 2006. Repayment of the outstanding note is dependant on the Company raising additional capital during 2006.

On February 14, 2006, the Company entered into a credit arrangement with The Aston Organization, Ltd. (“Aston”) and Zirk Engelbrecht (“Englebrecht”), a member of the Board of Directors, and recently approved to assume the role of the Chairman of the Board of the Company. Zirk Engelbrecht and Stephen Hallock, also a member of the Board of Directors, are the sole shareholders of Aston. Pursuant to the terms and conditions set forth in a convertible promissory note (the “Note”) between the Aston and the Company, Aston has agreed to make loans to the Company in an aggregate amount up to $2,000,000. The outstanding balance on the Note bears interest at the rate of 8.5% per annum. The Note provides Aston the right to convert the aggregate amount of principal and interest of the Note at any time into shares of the Company’s common stock at a conversion rate of $0.20 per share. The maturity date of the Note is December 31, 2006. The amount outstanding under the Note at March 31, 2006 was $847,492. This credit arrangement has been discontinued at this time by Aston and Engelbrecht. The continuance of funding under this credit arrangement is unknown at this time.

In accordance with generally accepted accounting principles, the difference between the conversion price and the Company’s stock price on the date of issuance of each advance under the Note is considered to be interest expense with a like amount recorded as an adjustment to paid in capital. Accordingly, the Company recognized interest expense of $662,000 in connection with the beneficial conversion feature, with a corresponding increase into paid in capital. Because the Note provides for conversion at any time, the full amount of the interest expense and adjustment to paid in capital from the beneficial conversion feature has been included in the financial statements for the three month period ended March 31, 2006.

Interest: The Company paid $10,207 and $2,752 in interest to a shareholder for the three months ended March 31, 2006 and 2005, respectively.

Legal Fees: The Company paid approximately $35,000 and $2,500 in legal fees to a law firm in which a relative of an officer, shareholder and director of the Company is a shareholder for the three months ended March 31, 2006 and 2005, respectively.

Note 7: Commitments and Contingencies

In the course of business, the Company has been, and may continue to be, involved in various claims seeking monetary damages and other relief. The amount of the ultimate liability, if any, from such claims cannot be determined. However, in the opinion of the Company’s management, the ultimate liability for any legal claims currently pending against the Company will not have a material adverse affect on the Company’s financial position, results of operations or cash flows. Insofar as current legal claims against the Company have been filed or are currently ongoing, see Part II, Item 1 below.

Note 8: Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3, SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. Management does not expect the implementation of this new standard to have a material impact on the Company’s financial position, results of operations and cash flows.

Note 9: Subsequent Events

Since March 31, 2006 through the date of this report, the Company has repaid $65,000 of notes payable to officers originally due for repayment on March 1, 2006. Repayment of the outstanding note is dependant on the Company raising additional capital during 2006.

Since March 31, 2006 through the date of this report, the Company has borrowed an additional $310,000 from Aston under the terms of the Note, bringing the aggregate amount outstanding under the Note to $1,130,533. As of this time, Aston has not fully met it’s obligations under this Note. It is uncertain as to when Aston will, if ever, continue this funding arrangement.

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

On May 19, 2006, the Company entered into an employment agreement with Mr. John L. Phillips (the “Employment Agreement”) pursuant to which he will receive (i) an annual base salary of $225,000; (ii) an annual bonus opportunity in the amount of $35,000 payable in cash for each subsidiary or operating division of the Company that meets its operating budget for each year during the term of the Employment Agreement; (iii) an additional annual bonus opportunity in an amount to be determined by the Board of Directors; and (iv) an automobile allowance of $1,500 per month. Mr. Phillips will also be eligible to participate in our employee benefit programs. Under the Employment Agreement, we also agreed (i) to grant to Mr. Phillips, effective May 16, 2006, an option to purchase 4,000,000 shares of our common stock at an exercise price equal to the per-share closing price of our common stock on the date of grant, (ii) to reprice 1,923,076 options previously granted to Mr. Phillips from an exercise price of $.312 per share to an exercise price of $.15 per share, and (iii) to remove the restrictions and fully vest 1,923,076 shares of restricted common stock previously issued to Mr. Phillips.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

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

OVERVIEW

We entered into a Merger Agreement with Satellite Security Systems, Inc. on December 9, 2005 pursuant to which Satellite was merged with and into a wholly owned subsidiary of the Company effective December 31, 2005, as discussed in further detail in Note 1 to the Consolidated Financial Statements. In accordance with generally accepted accounting principles, the Merger was accounted for as a reverse acquisition. Accordingly the financial statements included in this report contain the historical results of operations of Satellite, except for the statements of changes in shareholders’ deficiency, which has been converted to shares of the Company based on the above merger ratios.

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

We generate one-time revenues through direct and OEM sales of our GPS tracking devices which we market under the name GlobalGuard™. We then offer and supply stealth and covert monitoring systems with two-way communications capabilities linked to a Monitoring and Support Center (the “MSC”) with trained staff on duty 24 hours a day, seven days a week. The monitoring services are provided under the terms of service contracts which provide monthly recurring revenue to the Company. Typically these contracts have an initial period of one to five years. The amount of revenues derived from monitoring services is based on customer options for monitoring and control functions, such as monitoring movement of vehicles in a fleet, remotely initiating operation of a generator, valve or other piece of equipment.

RESULTS OF OPERATIONS

Revenues

Revenues were $205,888 and $383,566 for the three months ended March 31, 2006 and 2005, respectively. Revenues decreased during the period by $177,678 or 46% primarily due to decreased revenue from the MSC and lower hardware revenues due to working capital constraints that limited the Company’s ability to purchase inventory.

During the period ended March 31, 2006, we entered into an OEM Agreement which we expect will generate significant hardware revenues in 2006. Our limited working capital and absence of inventory prevented us from shipping initial orders to this customer during the first quarter. We expect to begin deliveries and recognizing revenue on from this OEM client in the second and third quarters of 2006.

Cost of Sales

Cost of sales includes hardware, wireless airtime expense and staffing for the MSC. Costs of sales were $173,584 and $200,103 for the three months ended March 31, 2006 and 2005, respectively. Stated as a percentage of revenues, cost of sales for the corresponding periods were 84.3% and 52.1% respectively. The increase in cost of sales as a percentage of revenues was due to higher hardware costs from third party manufacturers, and reduced leverage on fixed costs at the MSC.

General and Administrative

General and administrative expenses include payroll and costs associated with the finance, facilities, and legal and other administrative functions of the Company. General and administrative costs were $596,345 and $396,914 for the three months ended March 31, 2006 and 2005, respectively. The increase in General and Administrative expenses was primarily due to increased audit and legal fees, partly as a result of our becoming a public company, as well as infrastructure and headcount growth in the administrative and finance functions.

We believe that our general and administrative expenses are adequate to support current needs and some growth. We anticipate that general and administrative expenses would need to increase with a significant increase in revenues but would increase at a slower rate than revenues.

Marketing Expenses

Marketing expenses include payroll, and costs associated with advertising, promotions, trade shows, seminars, and similar programs. Marketing expenses were $56,500 and $42,141 for the three months ended March 31, 2006 and 2005, respectively.

Marketing expenses are expected to rise slightly for the balance of 2006 in connection with our marketing support to distribution channels.

Research and Development

Research and development expenses include payroll, and costs associated with software development, product design and outsourcing. Research and development expenses were $74,533 and $75,163 for the three months ended March 31, 2006 and 2005, respectively.

Research and development expenses are expected to grow slightly for the balance of 2006 due to the Company’s ongoing efforts of integrating customer applications and introducing new hardware devices for sale.

Selling Expenses

Selling expenses include primarily payroll, and travel expenses. Selling expenses were $76,494 and $32,429 for the three months ended March 31, 2006 and 2005, respectively. The increase in selling expenses was primarily due to an investment in headcount to support our sales channel approach.

The Company intends to continue its channel sales approach and does not anticipate a significant increase in selling expenses in the near term.

Interest Expense

Interest expense was $689,236 and $21,089 for the three months ended 31 March, 2006 and 2005, respectively. The increase in interest expense was primarily due to the issuance of a convertible promissory note with a beneficial conversion feature in the amount of $662,000.

Net Loss

Net loss includes loss from operations and interest expense. Net losses were $1,460,804 and $357,273 for the three months ended 2006 and 2005, respectively. The increase in the current year loss was due primarily to a reduction in revenue of $177,678, an increase in operating costs of $257,706 and increased interest expense of $662,000 from the issuance of a convertible promissory note.

Liquidity and Capital Resources

On March 31, 2006, we had a cash deficit of $1,788 and accounts receivable, net, of $109,850. Our working capital deficit as of March 31, 2006 was $2,139,047, compared to a deficit of $1,248,299 at December 31, 2005.

Net cash used by operating activities during the three month period ended March 31, 2006 was $1,389,503. The primary use of cash from operating activities was the net loss of $1,460,804, an increase of $8,314 in accounts receivable and an increase of $18,416 in inventory. The primary sources of cash from operating activities were an increase in accounts payable of $53,068 and deferred revenues of $27,120.

Net cash used by investing activities during the three month period ended March 31, 2006 was $66,603 and was primarily from additions to property and equipment. There are no significant capital expenditures planned by the Company within the foreseeable future.

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

We funded a significant portion of our operations in the three month period ended March 31, 2006 from borrowings under a Convertible Promissory Note (the “Note”) dated February 16, 2006 from Aston Organization Ltd. Aston Organization Ltd. is a significant shareholder of the Company and is controlled by Zirk Engelbrecht, Chairman of the Board and a director of the Company. Under the terms of the Note, the Company has the right to request advances up to an aggregate of $2,000,000. Our borrowings under this note totaled $847,492 and $1,130,533 at March 31, 2006 and the date of this report, respectively. As of this time, borrowings under this $2,000,000 Note are not available to the Company. It is uncertain when and if future amounts will be made available to fund the company’s operations

On May 19, 2006 we entered into a $540,000 Promissory Note with an unrelated third party investor that resulted in net proceeds to us of $447.500 The amounts outstanding under the Promissory Note bear interest at 8% and all principal and accrued interest under the Promissory Note are due and payable on August 31, 2006. The Promissory Note is secured by a lien on substantially all of our assets, including a pledge of our shares in Satellite. In connection with the issuance of the Promissory Note, we issued to the investor warrants to purchase an aggregate of 540,000 shares of common stock at an exercise price of $.25 per share. The warrants are exercisable on or before May 19, 2009.

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

The Company’s directors, officers and greater than 5% stockholders own, as of March 31, 2006, approximately 51 million shares the Company’s common stock, constituting approximately 53% of our issued and outstanding common stock. Accordingly, these stockholders may, if they act together, exercise control over all matters requiring stockholder approval, including the election of a majority of the directors and the determination of significant corporate actions. This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders.

We depend on a limited number of third parties to manufacture and supply certain components of our solutions.

We rely on a limited number of sole suppliers for certain components of our solutions. We do not have long-term agreements with these suppliers. If these parties do not perform their obligations, or if they cease to supply the components needed for our solutions, we may be unable to find other suppliers and our business would be seriously harmed. We cannot be sure that alternative sources for these components will be available when needed, or if available, that these components will be available on commercially reasonable terms. These sole suppliers include Smart Synch, Skytel, and USA Mobility all of which supply ReFLEX modem boards and/or ReFLEX network data for use in our remote sensor integration and monitoring services.

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

Currently, our solutions function on ReFLEX, GPRS and Inmarsat networks. These protocols have various coverage footprints and are intermixed in order to provide the best service based on each particular subscriber’s needs. The coverage for ReFLEX is primarily North America, GPRS is the United States, Europe and Canada, while Inmarsat has world wide coverage. If wireless communications providers abandon the protocols upon which our solutions now function in favor of other types of wireless technology, we may not be able to provide services to customers, or it may be forced to incur considerable costs in order to adapt its solutions to new protocols. In addition, if cellular carriers do not expand their coverage areas, we will be unable to meet the needs of customers who may wish to use the Company’s services outside the current cellular coverage area.

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

We depend on GPS technology owned and controlled by others. If we do not have continued access to GPS technology or satellites, we will be unable to deliver a majority of our solutions and revenues will decrease.

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

Defects or errors in our solutions could result in the cancellation of or delays in the implementation of our solutions, which would damage our reputation and harm our financial condition.

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

We face competition from internal development teams of potential customers and from existing and potential competitors, and if we fail to compete effectively, our ability to acquire new customers could decrease, our revenues could decline and our business could suffer.

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

Claims that we infringe third-party proprietary rights could result in significant expenses or restrictions on our ability to provide our solutions.

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

We depend on recruiting and retaining qualified personnel, and our inability to do so may result in a loss in sales, impair our ability to effectively manage core operations or impair our ability to develop and support corporate solutions.

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

From time to time, we may be subject to litigation that could result in significant costs to it.

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

Terrorist attacks and other acts of war, and any response to them, may lead to armed hostilities and such developments would likely cause instability in financial markets. Armed hostilities and terrorism may directly impact our facilities, personnel and operations which are located in the United States as well as those of our customers and suppliers. Furthermore, severe terrorist attacks or acts of war may result in temporary halts of commercial activity in the affected regions, and may result in reduced demand for solutions. These developments could have a material adverse affect on our business and the trading price of our common stock.

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

(a) Disclosure Controls and Procedures. Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that a company files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We maintain disclosure controls and procedures designed to ensure that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2006, the design and operation of such disclosure controls and procedures were effective.

(b) Changes In Internal Controls Over Financial Reporting. No changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting.

(c) Limitations On Disclosure Controls And Procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the course of our business, we have been, and may continue to be, involved in various claims seeking monetary damages and other relief. The amount of the ultimate liability, if any, from such claims cannot be determined. However, in the opinion of our management, the ultimate liability for any legal claims currently pending against us will not have a material adverse affect on our financial position, results of operations or cash flows. Insofar as current legal claims against us have been filed or are currently ongoing, the following cases have had activity during the three month period ended March 31, 2006.

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

In the first quarter of 2005, a complaint was filed against Celtron International, Inc, (now known as “Satellite Security Corporation” or the “Company”) its former officers and directors, former independent accountants and attorneys in the United States District Court for the District of New Jersey, entitled Jay B. Ross and Protocol Electronics, Inc. v. Celtron International, Inc., Case No. 05-1300. The case arises out of an alleged agreement between Mr. Ross and Alan Harrington, a former director and officer of the Company. On March 10, 2006 Mr. Ross filed an amended and restated complaint alleging breach of a contract allegedly entered into in 1995 between the former majority shareholder of the Company, Celtron Holding, Ltd., (formerly known as Celtron International, Ltd.), which called for the issuance of stock of the former majority shareholder in exchange for services. The complaint alleges causes of actions for breach of contract, promissory Estoppel, common law fraud, securities fraud, New Jersey Civil RICO violations and conspiracy, professional negligence against the former counsel and independent accountants for the Company. Management believes this action to be without merit, and the Company intends to vigorously defend the action.

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

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

Each exhibit identified below is filed as a part of this report.

Exhibit No.	Description

4.1	Subscription Agreement with Double U Master Fund L.P. for May 2006 private placement.*

4.2	Secured Note issued to Double U Master Fund L.P. in connection with May 2006 private placement.*

4.3	Security Agreement with Double U Master Fund L.P. in connection with May 2006 private placement.*

4.4	Class A Warrant Agreement issued to Double U Master Fund L.P. in connection with May 2006 private placement.*

10.1	Employment Agreement dated as of May 19, 2006 between the Company and John Phillips regarding Mr. Phillips’ engagement as Chief Executive Officer.*

31.1	Certification of Periodic Report by the Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Periodic Report by the Principal Accounting Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Report by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by the Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2006 filed with the Securities and Exchange Commission on May 22, 2006.

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

SATELLITE SECURITY CORPORATION

By:	/s/ Mr. John L. Phillips
Mr. John L. Phillips
Chief Executive Officer and Chief Financial Officer

Dated: July 13, 2006