Form 10KSB/A
period 2005-12-31
SATELLITE SECURITY CORP
filed 2006-08-10
CIK 1084088

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from             to

Commission file number: 000-28739

SATELLITE SECURITY CORPORATION

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

EXPLANATORY NOTE

Satellite Security Corporation (formerly known as Celtron International, Inc.) is filing this amendment to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 for the purpose of making more complete disclosure with respect to Controls and Procedures under Item 8A. The disclosure under Item 8A in the Annual Report on Form 10-KSB is being replaced with the disclosure contained in this amendment. Except as described above, this amendment does not modify or update disclosures in, or exhibits to, the Annual Report on Form 10-KSB. Furthermore, this amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the original filing of the Annual Report on Form 10-KSB

ITEM 8A. CONTROLS AND PROCEDURES

The Company’s disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2005, pursuant to Exchange Act Rule 15d-15. Based on this evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our company’s disclosure controls and procedures were not effective as of December 31, 2005, due to certain material weaknesses in internal control over financial reporting. Prior to the reverse acquisition by the Company, Satellite Security had not previously been audited, nor was it required to be audited as a private company, not subject to the rules and regulations of the SEC or any other regulatory body. However, management strongly concurs with the need for strong internal control. Thus, since it is now a publicly held entity, management ensures the appropriate management controls have been, or will be inserted, into the Satellite Security Systems structure.

The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” In relation to the audit for the year ended December 31, 2005, management and our independent auditor, Tauber & Balser, P.C. identified the following material weaknesses in our internal controls:

• Revenue Recognition is a significant matter for the Company. Upon final analysis, our auditors were able to determine that revenues from the sale of products, installation and monitoring services were adequate. However, a detailed analysis of the sales contracts to ensure proper revenue recognition was not performed by management. Management should have analyzed the method of accounting for products and monitoring services in accordance with Emerging Issues Task Force No. 00-21, Revenue Arrangements with multiple Deliveries (“EITF 00-21”).

• During the audit for the year ended December 31, 2005, our auditors proposed many audit adjustments that were discussed with management, with final concurrence that such adjustments should be recorded by management. These adjustments include but were not limited to, (1) accounting for cash backing the Company’s stand by letter of credit with the Company’s landlord, (2) the write-off of leasehold improvements, as the Company moved it’s facilities in January 2006, leaving its prior facilities, (3) the appropriate categorization of related party transactions in the statements of cash flow, (4) recording an allowance for doubtful accounts at December 31, 2005 for accounts receivable items not collected, (5) tax footnote disclosure regarding the difference between book and tax basis accounting, the accumulation of net operating losses for such disclosure, and the net impact of those losses to determine a 100% valuation allowance against the deferred tax asset,

2

and (6) the resolution that stock options were not, in fact, cancelled, and that they were granted and/or exercised during both the years ended December 31, 2004 and 2005. The Company’s internal control system did not detect the need for these adjustments which is a material weakness in the internal control over financial reporting.

To address the material weakness described above, we have expanded our disclosure controls and procedures to include additional analysis and other procedures over the preparation of the financial statements included in this report. We retained the independent audit firm of Tauber & Balser, P.C. on January 5, 2006, subsequent to the year ended December 31, 2005. We also recently hired a new Chief Financial Officer and principal accounting manager. Accordingly, our management has concluded that the financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

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

During 2005, we were involved in a number of significant transactions, including a reduction in the Company’s holdings in Orbtech, and the subsequent reverse merger with Satellite. The reverse merger resulted in a change in the company’s principal business, bringing in new financial records, policies and personnel. The reverse merger also resulted in a change of control of the Company and a change in management, including the appointment of a new principal executive office and principal financial officer. These necessary transactions resulted in changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

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

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SATELLITE SECURITY CORPORATION

	By:	/s/ MR. John Phillips
Mr. John Phillips Chief Executive Officer

August 10, 2006

	By:	/s/ MR. Aidan Shields
Mr. Aidan Shields Chief Financial Officer

August 10, 2006

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints John Phillips and Aidan Shields, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each said attorneys-in-fact and agents or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/S/ JOHN PHILLIPS John Phillips	Chief Executive Officer and Director	August 10, 2006

/S/ Aidan Shields Aidan Shields	Chief Financial Officer	August 10, 2006

/S/ ZIRK ENGELBRECHT Zirk Engelbrecht	Director	August 10, 2006

/S/ STEPHEN HALLOCK Stephen Hallock	Director	August 10, 2006

4