Form 10QSB/A
period 2006-03-31
SATELLITE SECURITY CORP
filed 2006-08-10
CIK 1084088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 2

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                      to

Commission file number 000-28739

Satellite Security Corporation

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

EXPLANATORY NOTE

We are amending our Quarterly Report on Form 10-QSB/A for the quarter ending March 31, 2006, filed on July 13, 2006 (the “Original Filing”) in order to correct an error in the calculation of interest expense for the period covered by the report. In that report we failed to account for $86,864 of interest expense that resulted from a beneficial conversion feature associated with certain loans made by The Aston Organization Ltd. under the terms of a Convertible Promissory Note. This Quarterly Report on Form 10-QSB/A amends and restates “Item 1. Financial Statements,” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Original Filing, solely as a result of, and to reflect, the additional interest expense.

Pursuant to the rules of the Securities and Exchange Commission, we have included currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except as otherwise specifically noted, all information contained herein is as of March 31, 2006 and does not reflect events or changes that have occurred subsequent to that date.

ITEM 1.	FINANCIAL STATEMENTS

Satellite Security Corporation and Subsidiary

Unaudited Condensed Consolidated Balance Sheet

March 31, 2006
Assets
Current Assets
Accounts receivable, net of allowance for doubtful accounts of $199,495	$109,850
Inventory, net	52,116
Deposit on Inventory	48,000
Other current assets	9,218

Total Current Assets	219,184

Property and equipment, net of accumulated depreciation	208,294

Other Assets
Restricted cash for letter of credit	75,000

75,000
Total Assets	$502,478

Liabilities and Shareholders’ Deficiency
Current Liabilities
Cash overdraft payable	$1,788
Accounts payable	550,950
Accrued expenses	486,927
Deferred revenue - current portion	112,363
Current portion of long-term debt	20,213
Notes and Loan payable to related parties	1,090,140
Current maturities of long-term debt - related party	47,850

Total Current Liabilities	2,310,231

Non-Current Liabilities
Long-term debt-related party, net of current maturities	1,043,440
Long-term debt	19,476
Deferred revenue, net of current portion	344,854

Total Non-Current Liabilities	1,407,770

Total Liabilities	3,718,001

Commitments and Contingencies
Shareholders’ Deficiency
Common stock, $0.001 par value Authorized - 250,000,000 shares Issued and outstanding – 98,056,563 shares	98,057
Additional paid in capital	5,064,488
Retained deficit	(8,378,068)

Total Shareholders’ Deficiency	(3,215,523)

Total Liabilities and Shareholders’ Deficiency	$502,478

The accompanying notes are an integral part of these financial statements

Satellite Security Corporation and Subsidiary

Unaudited Condensed Consolidated Statements of Operations

	3 months ended March 31, 2006	3 months ended March 31, 2005
Revenues	$205,888	$383,566

Costs and Expenses
Cost of sales	173,584	200,103
General and administrative expenses	596,345	369,914
Marketing expenses	56,500	42,141
Research and development expenses	74,533	75,163
Selling expenses	76,494	32,429

Total Costs and Expenses	977,456	719,750

Operating Loss	(771,568)	(336,184)
Other Expense
Interest expense	776,100	21,089

Loss Before Income Taxes	(1,547,668)	(357,273)
Provision for Income Taxes	—	—

Net Loss	$(1,547,668)	$(357,273)

Basic and diluted loss per share	$(0.02)	$(0.01)

Weighted average common shares outstanding	98,056,563	48,082,927

The accompanying notes are an integral part of these financial statements

Satellite Security Corporation and Subsidiary

Unaudited Condensed Consolidated Statements of Cash Flows

	3 Months Ended March 31, 2006	3 Months Ended March 31, 2005
Cash Flows from Operating Activities
Net loss	$(1,547,668)	$(357,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,821	11,199
Non-cash interest expense	748,864	—
Changes in operating assets and liabilities:
Accounts receivable, net	(8,314)	85,230
Inventories	(18,416)	10,856
Accounts payable	53,068	(33,943)
Accrued liabilities	4,224	99,078
Deferred Revenues	27,120	150,797
Other	(2,202)	7,105

Net cash used in operating activities	$(727,503)	$(26,951)

Cash Flows from Investing Activities
Purchases of property and equipment	(66,603)	5,897
Deposit on Inventory	(48,000)	—

Net cash (used in) provided by investing activities	(114,603)	5,897

Cash Flows from Financing Activities
Repayment of long-term debt	(17,344)	(4,378)
Proceeds from short-term loan	926,220	40,150
Shareholder advances from related party	—	12,000
Shareholder repayments from related parties	(85,000)	(19,409)

Net cash provided by financing activities	823,876	28,363

Net (Decrease) Increase in Cash	(18,230)	7,309
Cash - Beginning of Period	16,442	2,239

Cash - End of Period	$(1,788)	$9,548

Cash paid during the period for interest	$19,895	$21,089

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

Note 5: Shareholder Transactions

As disclosed in Note 6 below during the three month period ended March 31, 2006, the Company entered into a credit arrangement including the issuance of a convertible promissory note. Management has determined that the convertible promissory note had a beneficial conversion feature of $748,864 as of March 31, 2006. In accordance with generally accepted accounting principles, the Company has charged the amount of the beneficial conversion feature to interest expense and has recorded an increase in paid in capital in an equivalent amount.

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

In accordance with generally accepted accounting principles, the difference between the conversion price and the Company’s stock price on the date of issuance of each advance under the Note is considered to be interest expense with a like amount recorded as an adjustment to paid in capital. Accordingly, the Company recognized interest expense of $748,864 in connection with the beneficial conversion feature, with a corresponding increase into paid in capital. Because the Note provides for conversion at any time, the full amount of the interest expense and adjustment to paid in capital from the beneficial conversion feature has been included in the financial statements for the three month period ended March 31, 2006.

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

Interest Expense

Interest expense was $776,100 and $21,089 for the three months ended 31 March, 2006 and 2005, respectively. The increase in interest expense was primarily due to the issuance of a convertible promissory note with a beneficial conversion feature in the amount of $748,864.

Net Loss

Net loss includes loss from operations and interest expense. Net losses were $1,547,668 and $357,273 for the three months ended 2006 and 2005, respectively. The increase in the current year loss was due primarily to a reduction in revenue of $177,678, an increase in operating costs of $257,706 and increased interest expense of $748,864 mostly from the issuance of a convertible promissory note.

Liquidity and Capital Resources

On March 31, 2006, we had a cash deficit of $1,788 and accounts receivable, net, of $109,850. Our working capital deficit as of March 31, 2006 was $2,139,047, compared to a deficit of $1,248,299 at December 31, 2005.

Net cash used in operating activities during the three month period ended March 31, 2006 was $727,503. The primary use of cash from operating activities was the net loss of $1,547,668, an increase of $8,314 in accounts receivable and an increase of $18,416 in inventory. The primary sources of cash from operating activities were an increase in accounts payable of $53,068 and deferred revenues of $27,120.

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

We funded a significant portion of our operations in the three month period ended March 31, 2006 from borrowings under a Convertible Promissory Note (the “Note”) dated February 16, 2006 from Aston Organization Ltd. Aston Organization Ltd. is a significant shareholder of the Company and is controlled by Zirk Engelbrecht, Chairman of the Board and a director of the Company. Under the terms of the Note, the Company has the right to request advances up to an aggregate of $2,000,000. Our borrowings under this note totaled $847,492 and $1,130,533 at March 31, 2006 and the date of this report, respectively. As of this time, borrowings under this $2,000,000 Note are not available to the Company. It is uncertain when and if future amounts will be made available to fund the company’s operations.

On May 19, 2006 we entered into a $540,000 Promissory Note with an unrelated third party investor that resulted in net proceeds to us of $447,500 The amounts outstanding under the Promissory Note bear interest at 8% and all principal and accrued interest under the Promissory Note are due and payable on August 31, 2006. The Promissory Note is secured by a lien on substantially all of our assets, including a pledge of our shares in Satellite. In connection with the issuance of the Promissory Note, we issued to the investor warrants to purchase an aggregate of 540,000 shares of common stock at an exercise price of $.25 per share. The warrants are exercisable on or before May 19, 2009.

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

SATELLITE SECURITY CORPORATION

By:	/s/ Mr. John L. Phillips
Mr. John L. Phillips Chief Executive Officer

By:	/s/ Mr. Aidan Shields
Mr. Aidan Shields Chief Financial Officer

Dated: August 10, 2006