Form 10QSB
period 2006-06-30
SATELLITE SECURITY CORP
filed 2006-08-11
CIK 1084088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

(Issuer’s telephone number)

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

On July 31, 2006, the registrant had outstanding 101,570,651 shares of Common Stock, which is the registrant’s only class of common equity.

Transitional Small Business Disclosure Format (Check One)  YES     ☐    NO    ☑

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Satellite Security Corporation and Subsidiary

Consolidated Balance Sheet

(Unaudited)

June 30, 2006
Assets
Current Assets
Cash	$18,629
Accounts receivable, net of allowance for doubtful accounts of $204,840	302,674
Inventories, net of allowance for obsolete inventory of $45,370	467,392
Other current assets	8,363

Total Current Assets	797,058

Property and equipment, net	211,601
Other Assets
Restricted cash for letter of credit	75,000

Total other assets	75,000

Total Assets	$1,083,659

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable	$1,342,949
Accrued expenses	427,908
Deferred revenue - current portion	68,455
Short-term debt	560,658
Notes and loans payable to related parties	1,462,219

Total Current Liabilities	3,862,189

Non-Current Liabilities
Long-term debt, net of current portion	14,138
Long-term debt payable to related parties, net of current portion	840,007
Deferred revenue, net of current portion	369,478

Total Non-Current Liabilities	1,223,623

Total Liabilities	5,085,812
Commitments and Contingencies
Shareholders’ Deficit
Common stock, $0.001 par value
Authorized - 250,000,000 shares
Issued and outstanding - 99,136,563 shares	99,137
Additional paid-in capital	5,427,470
Accumulated deficit	(9,528,760)

Total Shareholders’ Deficit	(4,002,153)

Total Liabilities and Shareholders’ Deficit	$1,083,659

The accompanying notes are an integral part of these consolidated financial statements.

Satellite Security Corporation and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Revenues	$449,409	$325,230	$655,297	$708,795
Cost of revenues	388,008	166,846	561,592	366,949

Gross Profit	61,401	158,384	93,705	341,846
Operating Expense
Research and development	62,634	78,110	137,167	153,273
Marketing and sales	154,561	73,799	287,556	148,366
General and administrative	838,062	253,131	1,434,408	623,047

Total Expenses	1,055,257	405,040	1,859,131	924,686

Operating Loss	(993,856)	(246,656)	(1,765,426)	(582,840)
Other Expense
Interest expense	156,836	26,583	932,935	47,672

Net Loss	$(1,150,692)	$(273,239)	$(2,698,361)	$(630,512)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.01)

Weighted average common shares	98,841,178	49,133,229	98,451,038	48,610,979

The accompanying notes are an integral part of these consolidated financial statements.

Satellite Security Corporation and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(2,698,361)	$(630,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	17,361	—
Common stock issued for services	180,000	—
Depreciation	31,968	22,672
Non-cash interest expense	799,614	—
Original issue discount amortization	40,000	—
Other non-cash items	19,951
Changes in operating assets and liabilities:
Accounts receivable, net	(201,138)	24,134
Inventories	(433,692)	2,526
Accounts payable	845,067	(133,932)
Accrued liabilities	(54,796)	(42,471)
Deferred revenues	7,836	255,149
Other	(1,347)	8,615

Net cash used in operating activities	$(1,447,537)	$(493,819)

Cash flows from investing activities:
Purchases of property and equipment	(86,056)	(7,106)

Net cash (used in) investing activities	(86,056)	(7,106)

Cash flows from financing activities:
Repayment of long-term debt	(9,681)	(9,117)
Proceeds from short-term loan	500,000	—
Proceeds from related party loan	1,171,973	316,348
Repayment of related party loan	(50,000)	—
Shareholder advances	105,000	259,918
Shareholder repayments	(181,512)	(33,768)

Net cash provided by financing activities	1,535,780	533,381

Net increase in cash	2,187	32,456
Cash at beginning of period	16,442	2,239

Cash at end of period	$18,629	$34,695

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$44,427	$47,672
Supplemental schedule of non-cash financing activities:
Conversion of related party debt into common stock	$96,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

SATELLITE SECURITY CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Basis of Presentation

The Company

The Company was incorporated under the laws of the State of Nevada on April 8, 1998 under the name “Celtron International, Inc” (“Celtron”). On December 9, 2005, Celtron and Satellite Security Systems, Inc., a California corporation (“Satellite”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). On December 31, 2005, Satellite merged with and into a wholly owned subsidiary of Celtron (the “Merger”). Pursuant to the terms of the Merger Agreement, Celtron issued one share of its common stock in exchange for each 3.12 shares of Satellite’s outstanding common stock resulting in the issuance of 65,076,750 shares of common stock to the former stockholders of Satellite. Holders of 32,979,813 outstanding shares of Celtron’s common stock continued to hold their stock following the Merger and there were no monetary assets exchanged to these holders.

On May 23, 2006, the Company changed its name to “Satellite Security Corporation” (referred to in this report as “we” or the “Company”). The Company is authorized to issue a total of 250,000,000 shares of common stock with a par value of $0.001. In addition the Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001.

The Company currently has one operating subsidiary, Satellite, which is primarily engaged in the development and sale of asset tracking and monitoring solutions and services.

Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005, respectively, are unaudited. The consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles applicable to interim periods. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented. Certain prior year amounts have been reclassified to conform to current period presentation.

The information contained in the following Condensed Notes to the Consolidated Financial Statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. It should be understood that the accounting measurements at an interim date inherently involve greater reliance on estimates than at year-end. The results of operations for interim periods presented are not necessarily indicative of operating results for the entire year.

In accordance with generally accepted accounting principles, the Merger was treated as a public shell merger purchase for financial reporting purposes. In accordance with the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations,” Satellite was considered the acquiring enterprise for financial reporting purposes. Accordingly the financial statements include the historical results of operations of Satellite, the accounting acquirer, except for the statements of changes in shareholders’ deficit, which has been converted to shares of the Company based on the above merger ratios.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses to date from operations, and for the six months ended June 30, 2006. This factor, among others, including continuing negative cash flows from operations, negative working capital and shareholder deficiencies indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability of assets, the amounts of liabilities, and their classifications that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability.

Management funded its operations for the first six months of fiscal year 2006 through borrowings under a $2,000,000 credit facility from a related party (see Note 5 of the Notes to Consolidated Financial Statements) as well borrowings under a $540,000 Secured Note Agreement (see Note 4 of the Notes to Consolidated Financial Statements) with an unrelated third party investor.

Subsequent to the quarter’s end, on July 13, 2006, the Company entered into a financing transaction with a group of unrelated accredited investors in which the Company issued an aggregate of (i) $3.3 million of secured, convertible promissory notes; (ii) 21,607,465 Series A Warrants exercisable at $0.13 per share; and (iii) 18,006,221 Series B Warrants exercisable at $0.143 per share (see Note 8 of the Notes to Consolidated Financial Statements). The financing resulted in net proceeds to the Company of $2,947,500 after deducting finder’s fees and expenses. In connection with this financing transaction all the outstanding principal, accrued and unpaid interest under the $2,000,000 credit facility was converted into common stock. Additionally, the Company repaid all amounts due under the $540,000 Secured Note Agreement by repaying $40,000 in cash and converting the remaining $500,000 into a subscription in the July 13th financing transaction of convertible notes and warrants.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements are prepared using accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly owned subsidiary, Satellite. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and also requires disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by management include revenue recognition estimates, the viability of recognizing deferred tax assets, valuation of equity instruments, and the allowance for doubtful accounts. Significant changes in these estimates may have a material impact on the financial statements.

Inventories

Inventories, which consist primarily of purchased parts and supplies, are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives of the assets, generally ranging from three to five years. Expenditures for ordinary repairs and maintenance are expensed as incurred while major additions and improvements are capitalized.

Revenue Recognition

The Company’s revenues are derived from two sources, the sale of hardware that uses Global Positioning System (“GPS”) and ReFLEX paging technology, and the provisioning of asset tracking and related monitoring services. Revenue related to the sale of hardware products is recognized upon delivery if no significant vendor obligations remain, the price is fixed or determinable and collection is reasonably assured. Monthly billings for services are presented in advance of rendering the related services. Deferred revenue consists of advanced payments of these billings and are recognized as revenues in the month that the services are rendered.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures About Fair Value of Financial Instruments, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as cash or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments to the first entity. At June 30, 2006 management believes that the carrying amounts of cash, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity of these financial instruments. The Company believes that the carrying value of its loans approximate their fair values based on current market rates of interest, except related party debt. Management believes it is impracticable to determine the fair value of related party debt because of the related party attributes of that debt.

Concentration of Credit Risk

The Company provides products and services to customers in a variety of industries worldwide, including local and federal governments, utilities, and transportation. Concentration of credit risk with respect to trade receivables is limited due to the geographic and industry dispersion of the Company’s customer base. One customer accounted for 78% of trade accounts receivable, net, at June 30, 2006.

A small number of customers have typically accounted for a large percentage of the Company’s revenues. Those customers were approximately 67% and 48% of total revenues for the three months ended June 30, 2006 and 2005, and 57% and 52% for the six months ended June 30, 2006 and 2005, respectively.

Share-Based Compensation

On April 19, 2006, the shareholders of the Company adopted the 2006 Equity Incentive Plan to provide stock awards to eligible employees, Directors, and consultants of the Company and its affiliates. Shares reserved for issuance under the plan shall not exceed 20,000,000 shares. The 2006 Equity Incentive Plan is administered by the Board of Directors or a committee designated by the Board. Available stock awards under the plan include (i) incentive stock options, (ii) non-statutory stock options, (iii) stock bonuses, and (iv) rights to acquire restricted stock.

In December 2004, the Financial Accounting Standards Board (FASB) revised SFAS No. 123, Share-Based Payment, which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. On April 14, 2005, the U.S. Securities and Exchange Commissions adopted a new rule amending the effective dates for SFAS No. 123(R). In accordance with the new rule, the accounting provisions of SFAS No. 123(R) are effective for the Company beginning in the quarter ended March 31, 2006.

Under SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company adopted the provisions of SFAS No. 123(R) effective January 1, 2006, using a modified prospective application, which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123(R) apply to new awards and to awards that are outstanding at the effective date and subsequently modified, repurchased or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123.

On November 10, 2005, the FASB issued FASB Staff Position No. SFAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS No. 123(R). The alternative method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R).

On November 4, 2005, the Company granted its CEO a non-statutory stock option to purchase up to 1,923,077 shares of its common stock at a price per share of $0.31, subject to meeting certain revenue and earnings performance targets. This option was issued prior to, and was not issued under, the 2006 Equity Incentive Plan. On May 19, 2006, the Company entered into an employment agreement with its CEO amending certain terms of employment, including a repricing of the non-qualified stock option to purchase 1,923,077 shares from an exercise price of $0.312 to $0.15 per share of its common stock. In addition, certain performance-based restrictions on the options were removed, with the options vesting immediately. The options expire November 9, 2015. See Note 5 of the Notes to Consolidated Financial Statements. Under the Black-Scholes option pricing model, the estimated fair value of the options was zero; accordingly no compensation expense was recorded in connection with the repricing of the options. On May 19, 2006 the Company also granted its CEO, a non-qualified option to purchase 4,000,000 shares of its common stock at an exercise price equal to $0.09 per share under the terms of the 2006 Equity

Incentive Plan. The options vest over two years and expire May 19, 2016. Using the Black Scholes option pricing model and a current fair market value of $0.09 per share on date of grant, a compensation expense of $152,947 will be recognized in connection with the option grant over the two year vesting period.

During the three months ended June 30, 2006, the Company granted employees and consultants incentive and non-statutory stock options to purchase up to 1,500,000 and 500,000 shares, respectively, of its common stock at prices per share ranging from $0.09 to $0.20 under the terms of the 2006 Equity Incentive Plan. The options expire in 2016 and vest over a period of three years from the date of grant. Based on the current fair market value of the Company’s common stock on dates of grant, total compensation expense of $162,439 will be recognized under the Black-Scholes option pricing model in connection with the option grants over the three year vesting period for the grants.

Option valuation models require the input of highly subjective assumptions, including the expected life of the option and stock price volatility. Because of these changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The adoption of SFAS No. 123(R)’s fair value method may have a negative impact on the Company’s results of operations if the Company grants share-based payments to its employees in the future. The impact of adopting SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature. The requirement will reduce net operating cash flows and increase net financing cash flows in periods of adoption.

The following weighted average assumptions were used for grants at June 30, 2006:

	For the three months ended June 30, 2006	For the six months ended June 30, 2006
Expected option life (years)	1.77	1.77
Risk-free interest rate	4.95%	4.95%
Expected dividend yield	None	None
Expected volatility	64.64%	64.64%

The share-based compensation expense calculated using the Black-Scholes model for grants at June 30, 2006 is as follows:

	For the three months ended June 30, 2006	For the six months ended June 30, 2006
Research and development	$—	$—
Marketing and sales	5,126	5,126
General and administrative	12,235	12,235

Share-based compensation	$17,361	$17,361

A summary of option activity as of June 30, 2006 is as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Outstanding Options at December 31, 2005	1,923,077	$0.31	—
Granted	7,923,077	$0.125	2.09
Exercised	—	—	—
Forfeited, cancelled or expired	(1,923,077)	$0.31	—

Outstanding at June 30, 2006	7,923,077	$0.125	2.09

Exercisable at June 30, 2006	1,923,077	$0.15	—

The weighted average grant-date fair values of options granted during the six months ended June 30, 2006 was $0.125 per share. There were no options exercised for the six months ended June 30, 2006.

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

On April 14, 2006, the Company granted 600,000 shares of common stock from the 2006 Equity Incentive Plan to an independent contractor in exchange for consulting services rendered to the Company. In connection with the grant, the Company recorded consulting expense of $180,000 based on the then current market price of $.30 per share for the common stock.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF Issue No. 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share. SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period, if any, including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. There are no potentially dilutive shares; therefore diluted net loss per share has not been calculated.

Note 3 - Property and, Equipment

Property and equipment as of June 30, 2006 consists of the following:

Furniture and equipment	$277,995
Purchased software costs	144,374

Total property and equipment	422,369
Less: Accumulated depreciation	(210,768)

Net property and equipment	$211,601

Depreciation expense was $16,147 and $11,473 for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, deprecation expense was $31,968 and $22,672, respectively.

Note 4 - Debt

As of June 30, 2006, debt consisted of the following obligations:

Note payable– Promissory note, due by August 31, 2006 with an 8% original issue discount of $40,000, secured by a lien on substantially all of the Company’s assets including a pledge of the Company’s share in Satellite.	$540,000
Note payable–software purchase, due by December 2007, payable in 48 monthly installments of $1,885, bearing interest at 9%, secured by related software and guaranteed by a shareholder.	34,796

Total debt	574,796
Less: short-term	(560,658)

Long-term debt	$14,138

On May 19, 2006 the Company entered into a $540,000 Secured Note Agreement with Double U Master Fund, L.P., an unrelated third party investor. The $540,000 Secured Note Agreement was issued with an original issue discount fee of 8%, or $40,000. In addition, the Company paid finder’s fees totaling $50,000 to an investment banking firm in connection with the issuance of the $540,000 Secured Note Agreement. After the issue discount fee, finder’s fee and expenses, the Company received total proceeds of $447,500. The $540,000 Secured Note Agreement matures on August 31, 2006, with maturity to be automatically accelerated upon receipt of proceeds from subsequent financing of not less than $2,000,000. The repayment of amounts outstanding and other obligations under the $540,000 Secured Note Agreement are secured by a lien on substantially all of the Company’s assets, including a pledge of the Company’s shares in Satellite. In connection with the issuance of the $540,000 Secured Note Agreement, the Company issued to the investor warrants to purchase an aggregate of 540,000 shares of common stock at an exercise price of $0.25 per share. The warrants are exercisable on or before May 19, 2009. The noteholder has been granted piggyback registration rights entitling it to have any shares issuable to it by the Company included in any registration statement filed by the Company. Under APB 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, the Company determined that the relative fair value of the detachable warrants at date of issuance was $19,951, which amount has been recorded as a non-cash operating expense. Subsequent to the end of the quarter, the Company repaid all amounts due under the $540,000 Secured Note Agreement (see Note 8 of Notes to Consolidated Financial Statements).

Note 5 - Related Party Transactions

Notes and Loans

As of June 30, 2006, the Company had notes and loans to related parties consisting of the following:

Note payable – officer - unsecured, 12% interest, due June 1, 2006	$20,000
Loans payable – shareholders – unsecured, non-interest bearing, no terms for repayment.	384,855
Note payable- shareholder, The Aston Organization Ltd., convertible promissory note, 8.5% interest, due Dec. 31, 2006. As of June 30, 2006, borrowings by the Company aggregate to $916,500, payments made to other parties on behalf of the Company total $87,652, and interest accrued on the promissory note is in the amount of $28,943.	1,033,095
Loan payable-shareholder-unsecured, due in 228 installments of $7,000, imputed interest of 7%.	864,276

Total related party debt	2,302,226
Less: short-term portion of related-party debt	(1,462,219)

Total long-term portion of related party debt	$840,007

Interest

The Company paid $10,162 in interest payments to a shareholder for the three months ended June 30, 2006, and $20,369 and $2,752 the six months ended June 30 2006 and 2005, respectively.

Aston Note

On February 14, 2006, the Company entered into a $2,000,000 credit arrangement with The Aston Organization, Ltd. (“Aston”) and Zirk Engelbrecht, Chairman of the Board of Directors. Mr. Engelbrecht and Mr. Stephen Hallock, also a member of the Board of Directors, are the sole shareholders of Aston. Pursuant to the terms and conditions set forth in a Convertible Promissory Note (the “Aston Note”) between Aston and the Company, Aston agreed to make loans to the Company from time to time, up to an aggregate amount of $2,000,000. Amounts outstanding under the Aston Note bear interest at the rate of 8.5% per annum. Aston has the right to convert the aggregate amount of principal and interest outstanding under the Aston Note at any time into shares of the Company’s common stock at a conversion rate of $0.20 per share. The Aston Note matures on December 31, 2006. On May 11, 2006 Aston elected to convert $96,000 of the Aston Note into 480,000 shares of common stock. The amount outstanding under the note at June 30, 2006 was $1,033,095.

In accordance with generally accepted accounting principles, the difference between the conversion price and the Company’s stock price on the date of issuance of each advance under the terms of the Aston Note is a beneficial conversion feature and considered to be interest expense with a like amount recorded as an adjustment to paid in capital. For the three and six months ended June 30, 2006 the Company incurred total interest expense of $21,603 and $28,943, respectively under the terms of the Aston Note. As of June 30, 2006, the Company has recognized interest expense totaling of $799,614 in connection with the beneficial conversion feature of the Aston Note, with a corresponding increase into paid in capital. Subsequent to the quarter’s end, the Company repaid all amounts outstanding under the Aston Note (see Note of Notes to Consolidated Financial Statements).

Employment Agreement

On May 19, 2006, the Company entered into an employment agreement with John Phillips, its CEO (the “Employment Agreement”), calling for payment of (i) an annual base salary of $225,000; (ii) an annual bonus opportunity in the amount of $35,000 payable in cash for each subsidiary or operating division of the Company that meets its operating budget goal for each year during the term of the Employment Agreement; (iii) an additional annual bonus opportunity in an amount to be determined by the Board of Directors; and (iv) an automobile allowance of $1,500 per month. Mr. Phillips will also be eligible to participate in our employee benefit programs. Under the Employment Agreement, we also agreed (i) to grant to Mr. Phillips, effective May 16, 2006, a non-statutory option to purchase 4,000,000 shares of our common stock at an exercise price equal to $0.09 per share, the closing price of our common stock on the date of grant; (ii) to re-price non-qualified stock options of 1,923,076 shares previously granted to Mr. Phillips on November 4, 2005 from an exercise price of $0.312 per share to $0.15 per share; and (iii) to remove certain performance-based restrictions on the previously granted 1,923,076 shares of restricted common stock. The 1,923,076 options became 100% vested on May 19, 2006.

Legal Fees

The Company paid legal fees to a law firm in which a relative of an officer, shareholder and director of the Company is a shareholder. Total legal fees paid to this law firm for the three months ended June 30, 2006 and 2005 were $45,213 and $8,310 respectively. For the six months ended June 30, 2006 and 2005, total legal fees paid to this firm were $80, 213 and $10,810 respectively.

Note 6 - Commitments and Contingencies

In the course of business, the Company has been, and may continue to be, involved in various claims seeking monetary damages and other relief. The amount of the ultimate liability, if any, from such claims cannot be determined. However, in the opinion of the Company’s management, the ultimate liability for any legal claims currently pending against the Company will not have a material adverse affect on the Company’s financial position, results of operations or cash flows. Insofar as current legal claims against the Company that have been filed or are currently ongoing, see Part II, Item 1 below.

Note 7 - Recent Accounting Pronouncements

There have not been any recent accounting pronouncements since the Company’s last filing that would have a material effect on the financial statements of the Company.

Note 8 - Subsequent Events

On July 7, 2006, the Board of Directors approved and issued 534,088, shares of the Company’s common stock to all employees of the Company who had been employed with since October of 2005 as a stock grant under the terms of the Company’s 2006 Equity Incentive Plan. In connection with the transaction, the Company will record total compensation expense of $53,409 based on the closing price of its common stock on July 7, 2006, the award date.

On July 9, 2006, the Company entered into a Note Conversion and Lock-Up Agreement with Aston in which Aston elected to convert $1,035,200 being the total amount of outstanding principal, accrued and unpaid interest and all other amounts due under the Aston Note into 9,410,909 shares of the Company’s common stock at the rate of $.11 per share, the market price on the date of the Note Conversion and Lock-Up Agreement. In connection with the conversion, the Company and Aston agreed to terminate the Aston Note.

Also on July 9, 2006 the Company reached an agreement on a loan payable to a shareholder to accelerate repayment of the note. Under the agreement, the shareholder agreed to waive the requirement in the original note which entitled him to 15% of the proceeds of the July 13, 2006 financing transaction in exchange for payment to the shareholder in the amount of $300,000 to be applied as follows: $230,000 to reimburse shareholder for payment shareholder made in full of a note with bank for which the Company is the guarantor on the underlying note with the bank in the same amount, $10,000 for prior year rent and $60,000 on the loan payable to the shareholder. All penalties and claims for missed payments were waived and payments on the loan payable to the shareholder will resume in the amount of $7,000 per month on August 15, 2006.

On July 13, 2006 the Company entered into a Convertible Note and Warrant financing transaction with a group of unrelated accredited investors in which the Company issued an aggregate of: (i) $3.3 million of Secured Convertible Promissory Notes; (ii) 21,607,465 Series A Warrants exercisable at $0.13 per share and; (iii) 18,006,221 Series B Warrants exercisable at $0.143 per share. The financing resulted in net proceeds to the Company of $2,947,500 after deducting finder’s fees and expenses. The amounts outstanding under the Secured Convertible Promissory Notes bear interest at the rate of ten percent per annum, mature on July 13, 2009 and are secured by a lien on substantially all of the Company’s assets, including a pledge of its shares in Satellite. The Series A and Series B warrants expire on July 13, 2011. The holders of the Secured Convertible Promissory Notes have the right, at their election, to convert outstanding interest and principal into shares of the Company’s common stock at any time at a conversion price equal to seventy-five percent (75%) of the Company’s volume weighted average price as reported on the OTC Bulletin Board for the five (5) day period prior to the conversion. In addition, the Company has agreed to file a registration statement with the Securities and Exchange Commission to register the resale of the shares of common stock underlying the Convertible Promissory Notes and the Series A and B Warrants. The

Company will use of proceeds from this Convertible Note and Warrant financing transaction for general working capital purposes.

In connection with the Convertible Note and Warrant financing transaction, the Company repaid all amounts due under the $540,000 Secured Note Agreement with Double U Master Fund, L.P. by repaying $40,000 in cash and converting the remaining $500,000 into a subscription in the July 13th financing transaction of convertible notes and warrants. In connection with the transaction, the Company re-priced the 540,000 warrants issued to Double U Master Fund, L.P. on May 19, 2006 from an exercise price of $0.25 per share to an exercise price of $0.13 per share, the market price on the date of the Convertible Note and Warrant financing transaction. The exercise date of the 540,000 warrants and the registration rights remain unchanged.

On July 14, 2006, the Company entered into an employment agreement with its Chief Financial Officer. The employment agreement is at-will and calls for annual base salary of $160,000, plus a certain bonus provision if performance targets are met. In addition to a base salary, the Company also granted, pursuant to the terms of the 2006 Equity Incentive Plan, an incentive stock option to purchase 750,000 shares of its common stock at an exercise price of $0.13 per share, which was the market price on the date of grant. The options vest over a three year period from the date of grant and expire on July 14, 2016.

On July 21, 2006, the Board of Directors approved a stock grant under the terms of the 2006 Equity Incentive Plan and issued 1,900,000, shares of the Company’s common stock to two consultants of the Company in exchange for past services rendered. In connection with the transaction, the Company will record total consulting expense of $266,000 based on the closing price of its common stock on July 21, 2006, the award date.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

In addition to historical information, this discussion of our results of operation and financial condition contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. As contained herein, the words “expects,” “anticipates,” “believes,” “intends,” “will,” and similar types of expressions identify forward-looking statements, which are based on information that is currently available to the Company, speak only as of the date hereof, and are subject to certain risks and uncertainties. Please be advised that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in forward-looking statements. We have attempted to identify, in context, certain factors that we currently believe may cause actual future experiences and results to differ from our current expectations which are set forth below under the heading “Risk Factors” below. The difference may be caused by a variety of factors, including, but not limited to, the need for additional capital to execute the Company’s business plan, the failure to develop significant demand for our products and services, competition, including entry of new competitors, unexpected costs, lower revenues and net income than forecast, price increases for supplies, inability to raise prices, the risk of litigation and administrative proceedings involving us and our employees, higher than anticipated labor costs, the possible fluctuation and volatility of our operating results and financial condition, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss of key executives, changes in interest rates, inflationary factors, and other specific risks that may be alluded to in this report.

OVERVIEW

We entered into a Merger Agreement with Satellite Security Systems, Inc. on December 9, 2005 pursuant to which Satellite was merged with and into a wholly owned subsidiary of the Company effective December 31, 2005, as discussed in further detail in Note 1 to the Consolidated Financial Statements. In accordance with generally accepted accounting principles, the merger was accounted for as a public shell merger. Accordingly the financial statements included in this report contain the historical results of operations of Satellite, except for the statements of changes in shareholders’ deficit, which has been converted to shares of the Company based on the above merger ratios.

Since the merger, our primary business has been the operations conducted by our subsidiary Satellite in the development and sale of asset tracking and monitoring solutions and services. We generate one-time revenues through direct and OEM sales of our GPS tracking devices which we market under the name GlobalGuard™. We then offer and supply stealth and covert monitoring systems with two-way communications capabilities linked to a Monitoring and Support Center (the “MSC”) with trained staff on duty 24 hours a day, seven days a week. The monitoring services are provided under the terms of service contracts which provide monthly recurring revenue to the Company. Typically these contracts have an initial period of one to five years. The amount of revenues derived from monitoring services is based on customer options for monitoring and control functions, such as monitoring movement of vehicles in a fleet, remotely initiating operation of a generator, valve or other piece of equipment.

Our products have the potential for broad-scale applications for law enforcement, homeland security, fleet tracking and management, utility applications and fixed point monitoring. We have initially focused our solutions on applications and services for law enforcement, and we have several programs currently under way with Federal, state and local law enforcement agencies. These programs allow law enforcement officials to utilize our solutions to track suspects or convicted felons (e.g., sexual predators) covertly. We also offer a “Bait Car” solution for law enforcement to deploy in aiding the fight against auto theft—a car with an integrated tracking device can be left unattended and we can notify law enforcement in the event the vehicle moves. We are beginning applications for school transportation and student safety, including monitoring the location of school buses in transit.

During the quarter ended June 30, 2006 we addressed four primary operating issues relating to business development, management, working capital and enhancing financial controls and procedures, as follows:

On April 11, 2006, we entered into an OEM relationship with Blue Bird Corporation, a leading manufacturer of school buses, to offer our GlobalGuard™ GPS solutions in the buses and an OEM option and to offer a variety of service options. During the quarter we procured and tested the initial GPS devices to be deployed under that arrangement and developed marketing and sales collateral for the OEM arrangement. Initial sales to Blue Bird Corporation were made under this arrangement before the end of the quarter and we expect to increase deliveries of hardware and recognize additional revenue from this client in the second half of 2006.

On May 2, 2006, John L. Phillips was appointed our Chief Executive Officer and interim Chief Financial Officer. Mr. Phillips succeeded Mr. Kenneth Dixon who resigned as our Chief Executive Officer effective May 1, 2006 and Mr. Randall Smith who resigned as our Chief Financial Officer effective April 27, 2006. Subsequent to the end of quarter, we appointed Mr. Aidan Shields as our new Chief Financial Officer.

We entered the quarter with limited cash and a substantial working capital deficit. On May 19, 2006 the Company entered into a $540,000 Secured Note Agreement with an unrelated third party investor, resulting in net proceeds to the Company of $447,500. The amounts outstanding under the Promissory Note were due and payable on August 31, 2006. The amounts outstanding and other obligations under the $540,000 Secured Note Agreement were secured by a lien on substantially all of the Company’s assets, including a pledge of the Company’s shares in Satellite. In connection with the issuance of the $540,000 Secured Note Agreement, the Company issued to the investor warrants to purchase an aggregate of 540,000 shares of common stock at an exercise price of $.25 per share. The warrants are exercisable on or before May 19, 2009. Subsequent to the quarter’s end, on July 13, 2006, the Company entered into a Convertible Note and Warrant financing transaction described below, resulting in net proceeds to the Company of $2,947,500 after deducting finder’s fees and expenses. In connection with the Convertible Note and Warrant financing, we repaid the $540,000 Secured Note Agreement and secured the agreement of The Aston Organization, Ltd., an entity owned and controlled by two of our directors, Zirk Engelbrecht and Steven Hallock, to convert $1,035,200 of convertible debt into 9,410,909 shares of the Company’s common stock.

During the quarter ended June 30, 2006, we also completed a review of the Company’s financial records, implemented new accounting procedures and updated the Company’s public filings with the Securities and Exchange Commission. On May 22, 2006 we filed our Quarterly Report on form 10-QSB for the period ended March 31, 2006, but noted that the report did not contain complete information for the Company’s prior year operations because our subsidiary Satellite had not conducted regular quarterly closes of its financial records and it was therefore impractical to produce those records in a timely manner. During the quarter the Company reviewed those historical records, completed quarterly closes and amended its Quarterly Report to include the complete information on July 13, 2006.

RESULTS OF OPERATIONS

Revenues

Revenues were $449,409 for the three months ended June 30, 2006, compared to $325,230 for the same period in 2005, Revenues increased for the three months ended June 30, 2006 by $124,179 or 38% primarily as a result of increased hardware sales. Revenues were $655,297 for the six months ended June 30, 2006 as compared to $708,795 for the same period in 2005. Revenues decreased for the six months ended June 30, 2006 by $53,498 or 8% primarily due to decreased service revenue from the Company’s Monitoring Support Center (the “MSC”).

On April 11, 2006, we entered into an OEM Agreement with Blue Bird Corporation under which we sell Blue Bird Corporation our hardware for installation on school buses. We then hope to secure service contracts with the customers that purchase those school buses. Our limited working capital and absence of inventory restricted us from shipping orders to this customer during the first half of 2006. We expect to increase deliveries and recognize additional revenue from relationship in the second half of 2006.

Cost of Revenues

Cost of revenues includes hardware, wireless airtime expense and personnel-related costs for the MSC. Costs of revenues were $388,008 or 86% of revenues for the three months ended June 30, 2006, compared to $166,846 or 51% of revenues for the same period in 2005. Costs of revenues were $561,592 or 86% of revenues for the six months ended June 30, 2006, compared to and $366,949 or 52% of revenues for the same period in 2005. Cost of revenues increased $221,162, or 132%, for the three month period ended June 30, 2006 compared to the same period in 2005. For the six month period ended June 30, 2006 cost of revenues increased $194,643, or 53%, compared to the same period in 2005. The increase in cost of revenues is primarily attributable to product mix, as a higher percentage of our revenues were derived from hardware sales during the period, combined with higher hardware costs from third party manufacturers, and reduced leverage on fixed costs at the MSC.

Research and Development

Research and development expenses include payroll, and costs associated with software development, product design and outsourcing. Research and development expenses were $62,634 for the three months ended June 30, 2006, compared to $78,110 for the same period in 2005. Research and development expenses were $137,167 for the six months ended June 30, 2006, as compared to $153,273 for the same period in 2005. Research and development decreased $15,476, or 19%, for the three months ended June 30, 2006 compared to the same period a year ago. For the six months ended June 30, 2006, research and development expenses decreased $16,106, or 10% compared to the same period in 2005. The decreases were primarily due to reductions in research and development related payroll.

We expect to continue to invest in our ongoing research and development efforts of integrating customer applications and introducing new hardware devices for sale. We believe that continued investment in research and development is a critical factor in maintaining our competitive position. However, our ability to maintain research and development spending may be adversely impacted by our limited cash flow and liquidity.

Marketing and Sales Expenses

Marketing and sales expenses include payroll, and costs associated with advertising, promotions, trade shows, seminars, and similar programs, as well and travel expenses. Marketing and sales expenses were $154,561 for the three months ended June 30, 2006, compared with $73,799 for the same period in 2005. Marketing and sales expenses were $287,556 for the six months ended June 30, 2006 compared to $148,366 for the same period in 2005. Marketing and sales expenses increased $80,762, or 109% for the three months ended June 30, 2006 compared to the same period a year ago. For the six months ended June 30, 2006, marketing and sales expenses increased $ 139,190 or 94% compared to the same period in 2005. The increases were primarily due to additional payroll to support our channel and OEM sales programs.

We expect marketing and sales expenses to increase in absolute dollar amounts and as a percentage of total revenues for the remainder of the year in connection with our marketing support to distribution channels.

General and Administrative

General and administrative expenses include payroll and costs associated with the finance, facilities, and legal and other administrative functions of the Company. General and administrative costs were $838,062 for the three months ended June 30, 2006 compared with $253,131 for the same period in 2005. General and administrative costs were $1,434,408 for the six months ended June 30, 2006, compared with $623,047 for the same period in 2005. General and administrative expenses increased $584,931 or 231%, for the three months ended June 30, 2006 compared to the same period a year ago. For the six months ended June 30, 2006, general and administrative expenses increased $811,361, or 130% compared to the same period in 2005. The increases in General and Administrative expenses were primarily due to increased audit and legal fees, partly as a result of our becoming a public company, as well as additional payroll to support the administrative and finance functions.

We believe that our general and administrative expenses are adequate to support current needs and some growth. However, given the size of our operations, small changes, such as the addition of a single payroll position, has a substantial impact on the general and administrative expenses.

Interest Expense

Interest expenses were $156,836 for the three months ended June 30, 2006 compared to $26,583 for the same period in 2005. Interest expenses were $932,935 for the six months ended June 30, 2006, compared to $47,672 for the same period in 2005. The increase in interest expense was primarily due to the issuance of the convertible promissory note to the Aston Organization Ltd, which included a beneficial conversion feature which, under generally accepted accounting principals, resulted in an interest expense of $799,614.

We completed a $3,300,000 Convertible Debt and Warrant financing subsequent to the end of the quarter ended June 30, 2006. Interest on the $3.3 of Secured Convertible Notes issued in that transaction accrues at the rate of ten percent per annum. In connection with that transaction, the convertible promissory note held by the Aston Organization was converted into shares of common stock. Consequently, we will not be receiving further advances under that convertible promissory note.

Net Loss

Net loss includes loss from operations and interest expense. We recorded a net loss of $1,150,692 for the three months ended June 30, 2006 compared to a net loss of $273,239 for the same period in 2005. We recorded a net loss of $2,698,361 for the six months ended June 30, 2006 compared to a net loss of $630,512 for the same period in 2005. The increase in net loss for the six months ended June 30, 2006 as compared to the same period of 2005 was due to a reduction in revenue of $53,498, an increase in operating costs of $1,129,088 and increased interest expense of $885,263 primarily from the issuance of a convertible promissory note.

Liquidity and Capital Resources

On June 30, 2006, we had cash of $18,629 and accounts receivable, net of allowance for doubtful accounts, of $302,674. Our working capital deficit as of June 30, 2006 was $3,065,131 compared to a deficit of $1,248,299 at December 31, 2005.

Net cash used in operating activities during the six months ended June 30, 2006 was $1,447,537. The primary use of cash from operating activities was the net loss of $2,698,361, an increase of $433,692 in inventory and an increase of $201,138 in accounts receivable. The primary sources of cash from operating activities were a non-cash interest expense of $799,614 in connection with a beneficial conversion feature on the promissory note issued to the Aston Organization, Ltd., common stock issued for services in the amount of $180,000 and an increase in accounts payable of $845,067.

Net cash used by investing activities during the three month period ended June 30, 2006 was $86,056 and was due to purchases of property and equipment. There are no significant capital expenditures planned by the Company within the foreseeable future.

Since our inception, we have financed our cash needs primarily through financing activities with related parties. Net cash from financing activities in 2005 was $1,435,856, primarily from the proceeds on the sale of common stock and issuance of debt to related parties. In the six month period ended June 30, 2006, we entered into two significant financing transactions, under which we borrowed an aggregate of $1,671,973 on the basis of short-term debt instruments.

On February 16, 2006 we entered into a Convertible Promissory Note (the “Aston Note”) with The Aston Organization Ltd (“Aston”). Aston is a significant shareholder of the Company and is controlled by Zirk Engelbrecht and Steven Hallock, each of whom are directors of the Company. Under the terms of the Aston Note, the Company has the right to request advances from Aston from time to time up to an aggregate of $2,000,000. Borrowings under the Aston Note were due and payable on December 31, 2006. Our borrowings under the Aston Note totalled $1,033,095 at June 30, 2006.

On May 19, 2006 we entered into a $540,000 Secured Note Agreement with Double U Master Fund L.P., an unrelated third party investor, that resulted in net proceeds to us of $447.500 The amounts outstanding under the $540,000 Secured Note Agreement were due and payable on August 31, 2006. The $540,000 Secured Note Agreement was secured by a lien on substantially all of our assets, including a pledge of our shares in Satellite. In connection with the issuance of the $540,000 Secured Note Agreement, we issued to the investor warrants to purchase an aggregate of 540,000 shares of common stock at an exercise price of $.25 per share. The warrants are exercisable on or before May 19, 2009.

Subsequent to the end of the quarter we entered into two additional significant financing transactions:

On July 9, 2006 we entered into a Note Conversion and Lock-Up Agreement with Aston in which Aston agreed to convert the $1,035,200 of outstanding principal, accrued and unpaid interest and all other amounts due under the Aston Note into 9,410,909 shares of the Company’s common stock at a conversion rate of $.11 per share, the current market price on that date. In connection with the conversion the Company and Aston agreed to terminate the Aston Note.

On July 13, 2006 we entered into a Convertible Note and Warrant financing transaction with a group of unrelated accredited investors in which the Company issued an aggregate of: (i) $3.3 million of Secured Convertible Promissory Notes; (ii) 21,607,465 Series A Warrants exercisable at $0.13 per share; and (iii) 18,006,221 Series B Warrants exercisable at $0.143 per share. The financing resulted in net proceeds to the Company of $2,947,500 after deducting finder’s fees and expenses. The amounts outstanding under the Secured Convertible Promissory Notes bear interest at the rate of ten percent per annum, mature on July 13, 2009 and are secured by a lien on substantially all of our assets, including a pledge of our shares in Satellite. The Series A and Series B warrants expire on July 13, 2011. The holders of the Secured Convertible Promissory Notes have the right, at their election, to convert outstanding interest and principal into shares of the Company’s common stock at any time at a conversion price equal to seventy-five percent (75%) of the Company’s volume weighted average price as reported on the OTC Bulletin Board for the five (5) day period prior to the conversion. In addition, the Company has agreed to file a registration statement with the Securities and Exchange Commission to register the resale of the shares of common stock underlying the Convertible Promissory Notes and the Series A and B Warrants. The Company will use of proceeds from this Convertible Note and Warrant financing transaction for general working capital purposes.

In connection with the Convertible Note and Warrant financing transaction, the Company repaid all amounts due under the $540,000 Secured Note Agreement with Double U Master Fund, L.P. by repaying $40,000 in cash and converting the remaining $500,000 into a subscription in the July 13th financing transaction of convertible notes and warrants. In connection with the transaction, the Company re-priced the 540,000 warrants issued to Double U Master Fund, L.P. on May 19, 2006 from an exercise price of $0.25 per share to an exercise price of $0.13 per share, the market price on the date of the Convertible Note and Warrant financing transaction. The exercise date of the 540,000 warrants and the registration rights remain unchanged.

We anticipate that the proceeds from the Convertible Note and Warrant financing transaction, together with cash flows from operations will be sufficient to meet our anticipated expenditures into calendar year 2007. However, if we fail to reach our operating goals, or if we incur unanticipated expenses, we may be require additional capital to support our operations. We would plan to raise any additional capital from the sale of debt or equity securities. There are no commitments or arrangements for other offerings in place. Furthermore, the terms and conditions of the Convertible Note and Warrant financing transaction place some restrictions on our ability to raise additional capital. There is no assurance that we will be able to raise additional funds, and if we are unsuccessful, we will be forced to curtail operations or possibly be forced to evaluate a sale or liquidation of the Company’s assets. Even if we are successful in raising additional funds, there is no assurance regarding the terms of any additional investment. Any future financing may involve substantial dilution to existing shareholders.

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

The sale of the shares of our common stock acquired in private placements could cause the price of our common stock to decline.

On July 13, 2006, we completed a transaction in which we issued a total of $3,300,000 principal amount of Secured Convertible Promissory Notes due July 13, 2009. Under the terms of the Secured Convertible Promissory Notes, they may be converted by the holder into shares of our common stock at any time. The transaction further included warrants to purchase an aggregate of 39,613,686 shares of our common stock. As required under the terms of the transaction, we are required to file a registration statement with the United States Securities and Exchange Commission under which the investors may resell to the public common stock acquired upon the conversion of the notes, as well as common stock acquired upon the exercise of the warrants.

The selling stockholders under the registration statement may sell none, some or all of the shares of common stock acquired from us, as well as common stock acquired upon the exercise of the warrants held by them. We have no way of knowing whether the selling stockholders will sell the shares covered by the registration statement. Depending upon market liquidity at the time, a sale of shares covered by the registration statement at any given time could cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock under this prospectus, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

We have increased the amount of our secured indebtedness as a result of our recent private placement of Convertible Secured Promissory Notes.

All of our material assets have been pledged as collateral for the $3,300,000 in Secured Convertible Promissory Notes that we sold in our recent private placement. In addition to the security interest in our assets, the promissory notes carry substantial covenants that impose significant requirements on us, including, among others, requirements that:

•	we pay interest and other charges on the promissory notes;

•	we use the proceeds from the sale of the promissory notes only for permitted purposes;

•	while the promissory notes are outstanding, if we issue equity or equity linked securities at a price lower than the conversion price then the conversion price of the promissory notes will be reduced to the same price. If we issue any variable priced equity securities or variable price equity linked securities, then the conversion price of the promissory notes will be reduced to the lowest issue price applied to those securities;

•	we keep reserved out of our authorized shares of common stock sufficient shares to satisfy our obligation to issue shares on conversion of the promissory notes and the exercise of the related warrants issued in connection with the sale of the promissory notes;

•

we file a registration statement with the SEC by August 28, 2006, registering the shares of common stock issuable upon the conversion of the promissory notes and the exercise of the related warrants. If we fail to file the registration statement on a timely basis, or if it is not declared effective by the SEC within a maximum of 90 days from the closing date of the private placement (or 150 days if such registration statement is reviewed by the SEC), we are required to pay to the investors liquidated damages equal to 2.0% of the aggregate principal amount of the notes remaining unconverted and the purchase price of the shares issued upon conversion of the notes and exercise of the warrants owned by such holders and shall pay to the investors such amount for each subsequent 30-day period; and

•	we shall not, directly or indirectly, (i) redeem, purchase or otherwise acquire any capital stock or set aside any monies for such redemption, purchase or other acquisition or (ii) issue any floating price security with a floor price below the conversion price.

Our ability to comply with these provisions may be affected by changes in our business condition or results of our operations, or other events beyond our control. The breach of any of these covenants could result in a default under the promissory notes, permitting the holders of the promissory notes to accelerate their maturity and to sell the assets securing them. Such actions by the holders of the promissory notes could cause us to cease operations or seek bankruptcy protection.

If we are required for any reason to repay the Secured Convertible Promissory Notes, we would be required to deplete our working capital, if available, or raise additional funds. Our failure to repay the Secured Convertible Promissory Notes, if required, could result in legal action against us, which could require the sale of substantial assets.

The Secured Convertible Promissory Notes are due and payable on July 13, 2009 unless sooner converted into shares of our common stock. In addition, the holders would have the right upon any event of default to demand the early repayment of the notes if the default is not cured with the specified grace period. If we are required to repay the promissory notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the promissory notes when required, the promissory noteholders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

To satisfy our capital requirements, we may need to raise funds in the public or private capital markets, which may not be given on terms favorable to us, or we may not be able to raise funds at all. In the event that we receive funds on undesirable terms, or are unable to raise additional funds, we may not be able to fund our operations and will not be able to continue as a going concern. The additional funding may have terms which will dilute the value of your investment.

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

We have incurred losses since our inception and cannot assure you that our future operations will be implemented successfully or that we will ever have profitable operations. We have yet to establish significant customer demand for our solutions and may not for a significant period of time, if ever. If we are unable to establish demand for our solutions, we may be forced to cease operations entirely. Furthermore, we are experiencing the costs and uncertainties of an emerging business, including additional expenditures, unforeseen costs and difficulties, complications, and delays, all of which must be resolved and/or paid without the benefit of a predictable revenue stream. Management can not be sure that we will be successful in meeting these challenges and addressing these risks and uncertainties. If we are unable to do so, our business will not be successful.

As of June 30, 2006, a limited number of stockholders own approximately 51% of the Company’s stock and may act, or prevent certain types of corporate actions, to the detriment of other stockholders.

The Company’s directors, officers and greater than 5% stockholders own, as of June 30, 2006, approximately 51 million shares the Company’s common stock, constituting approximately 51% of our issued and outstanding common stock. Accordingly, these stockholders may, if they act together, exercise control over all matters requiring stockholder approval, including the election of a majority of the directors and the determination of significant corporate actions. This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders.

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

Although we believe that we have access to sufficient quantities of such components as well as access to the respective networks, we have to be aware that if our agreements with these or other suppliers and manufacturers are terminated or expire, if we are unable to obtain sufficient quantities of these products or components critical for our solutions, if the quality of these products or components is inadequate, or if the terms for supply of these products or components become commercially unreasonable, our search for additional or alternate suppliers and manufacturers could result in significant delays, added expense and our inability to maintain or expand our customer base. Any of these events could require us to take unforeseen actions or devote additional resources to provide our products and services and could harm our ability to compete effectively.

If wireless communications providers on which we depend for services decide to adopt new wireless technologies, or abandon or do not continue to expand their wireless networks, our operations may be disrupted, we may lose customers and our revenues could decrease.

Currently, our solutions function on ReFLEX, GPRS and Inmarsat networks. These protocols have various coverage footprints and are intermixed in order to provide the best service based on each particular subscriber’s needs. The coverage for ReFLEX is primarily North America; GPRS is the United States, Europe and Canada, while Inmarsat has world wide coverage. If wireless communications providers abandon the protocols upon which our solutions now function in favor of other types of wireless technology, we may not be able to provide services to customers, or it may be forced to incur considerable costs in order to adapt its solutions to new protocols. In addition, if cellular carriers do not expand their coverage areas, we will be unable to meet the needs of customers who may wish to use the Company’s services outside the current cellular coverage area.

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

Our success depends on our ability to maintain and expand our direct and indirect sales channels.

To increase our market awareness, customer base and revenues, management needs to expand direct and indirect sales operations. There is strong competition for qualified sales personnel, and we may not be able to attract or retain sufficient new sales personnel to expand our operations. New sales personnel require training, and it takes time for them to achieve full productivity, if at all. In addition, we believe that our success is dependent on the expansion of indirect distribution channels, including relationships with wireless carriers, independent sales agents and resellers. These sales channel alliances require training in selling solutions, and it will take time for these alliances to achieve productivity, if at all. We may not be able to establish relationships with additional distributors on a timely basis, or at all.

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

Our customer contracts for hosted solutions typically provide for a contract period of one to five years. Under the terms of a typical contract, a customer will often be subject to a termination fee if it chooses to terminate the contract before the contract period expires. Once the contract period has expired, and unless a customer has executed a new contract, the terms of the contract will remain in force on a month-to-month basis, allowing the customer to terminate the contract by giving very short notice and without incurring any termination fee. The termination of a significant number of customer contracts or customer contracts providing a material portion of our revenues could cause its business to suffer and adversely affect its financial results.

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

From time to time, we may be subject to litigation that could result in significant costs.

From time to time, we may be subject to litigation in the ordinary course of business relating to any number or type of claims, including claims for damages related to errors and malfunctions of products and services or their deployment. A securities, product liability, breach of contract, or other claim could seriously harm our business because of the costs of defending the lawsuit, diversion of employees’ time and attention, and potential damage to our reputation. Some of our agreements with customers, suppliers and other third parties contain provisions designed to limit exposure to potential claims. Limitation of liability provisions contained in our agreements may not be enforceable under the laws of some jurisdictions. As a result, we could be required to pay substantial amounts of damages in settlement or upon the determination of any of these types of claims. Although we carry general liability and directors and officers insurance, corporate insurance may not cover potential claims or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liabilities that may be imposed.

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

Our quarterly operating results are subject to fluctuations, and our stock price may decline if we do not meet the expectations of investors and analysts.

Our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside its control. These factors include, but are not limited to:

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

The Company’s expense levels are based, in part, on its expectation of future revenues. Additionally, a substantial portion of its expenses are relatively fixed. As a result, any shortfall in revenues relative to the Company’s expectations could cause significant changes in its operating results from quarter to quarter. Because of the size of our operations, the presence or absence of a single large order or expense can have a significant result on quarterly results. As a result, you should not rely on the Company’s quarterly revenues and operating results to predict the Company’s future performance. Its operating results have been, and in some future quarters operating results may be, below the expectations of public market analysts and investors and, as a result, the price of the Company’s common stock may fall.

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

Under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2006, the design and operation of such disclosure controls and procedures were effective.

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

In the course of our business, we have been, and may continue to be, involved in various claims seeking monetary damages and other relief. The amount of the ultimate liability, if any, from such claims cannot be determined. However, in the opinion of our management, the ultimate liability for any legal claims currently pending or threatened against us will not have a material adverse affect on our financial position, results of operations or cash flows.

In our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission on April 19, 2006 and our Quarterly Report on Form 10-QSB for the period ended March 31, 2006, as amended and filed with the Securities and Exchange Commission on July 13, 2006, we reported that prior to being acquired by the Company, Satellite filed suit against a former supplier, Manconix, Inc. f/k/a Arrow Manufacturing, Inc. for breach of contract and conversion and Manconix, Inc. brought a countersuit against the Company. We have reached a Confidential Settlement Agreement with Manconix providing for the resolution of both cases and the disputes that gave rise to the litigation. The Confidential Settlement Agreement will result in our making payments to Manconix. The full amount of these payments has been accrued as an accrued liability in our balance sheet for the period ended June 30, 2006.

In our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission on April 19, 2006 and our Quarterly Report on Form 10-QSB for the period ended March 31, 2006, as amended and filed with the Securities and Exchange Commission on July 13, 2006, we reported that a suit was filed by Jay B. Ross and Protocol Electronics, Inc. against Celtron International, Inc, (now known as “Satellite Security Corporation”) its former officers and directors, former independent accountants and attorneys. During the quarter ended June 30, 2006, the Company answered the complaint. Management believes this action to be without merit, and the Company intends to vigorously defend the action.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 11, 2006 Aston elected to convert $96,000 of the Aston Note into 480,000 shares of common stock. The amount outstanding under the note at June 30, 2006 was $1,033,095. Aston is an accredited investor as such term is defined in Rule 501 of Regulation D of the Securities Act of 1933, as amended (the “Act”) the conversion and sale of the is a transaction exempt from registration pursuant to Rule 506 of Regulation D of the Act.

On May 19, 2006 we entered into a $540,000 Promissory Note with Double U Master Fund L.P., an unrelated third party investor. In connection with the issuance of the Promissory Note, we issued to the investor warrants to purchase an aggregate of 540,000 shares of common stock at an exercise price of $.25 per share. The warrants are exercisable on or before May 19, 2009. Double U Master Fund, L.P. has represented to the Company that it qualifies as an accredited investor as such term is defined in Rule 501 of Regulation D of the the Act, and the offer and sale of the $540,000 Promissory Note and Warrants to Double U Master Fund L.P. is a transaction exempt from registration pursuant to Rule 506 of Regulation D of the Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 19, 2006 a Written Consent in Lieu of an Annual Meeting of Stockholders was executed with holders of 53% of the outstanding common stock voting in favor of the following actions: (i) electing a board of four directors to hold the office during the ensuing year or until their respective successors are elected and qualified, (ii) changing the Company’s name to Satellite Security Corporation, (iii) increasing the Company’s authorized shares of common stock from 100,000,000 shares to 250,000,000, (iv) authorize 10,000,000 shares of “blank check’ preferred stock, (v) adopting the Company’s 2006 Equity Incentive Plan. An Information Statement on Schedule 14-C containing additional information with respect to each of these proposals was filed with the Securities and Exchange Commission on May 1, 2006.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

Each exhibit identified below is filed as a part of this report.

Exhibit No.	Description
4.1	Form of Class A Common Stock Purchase Warrant for July 2006 private placement.(1)

4.2	Form of Class B Common Stock Purchase Warrant for July 2006 private placement.(1)

4.3	Form of Secured Convertible Promissory Note for July 2006 private placement.(1)

4.4	Form of Subscription Agreement for July 2006 private placement.(1)

4.5	Form of Security Agreement for July 2006 private placement.(1)

4.6	Form of Guaranty for July 2006 private placement.(1)

4.7	Form of Escrow Funds for July 2006 private placement.(1)

4.8	Form of Collateral Agent Agreement for July 2006 private placement.(1)

10.1	Employment Agreement dated as of May 19, 2006 between the Company and John Phillips regarding Mr. Phillips’ engagement as Chief Executive Officer.(2)

10.2	Note Conversion and Lock Up Agreement dated as of July 9, 2006 between the Company and The Aston Organization, Ltd.

10.3	Employment Agreement dated as of July 14, 2006 between the Company and Aidan Shields regarding Mr. Shields” engagement as Chief Financial Officer.(1)

31.1	Certification of Periodic Report by the Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Periodic Report by the Principal Accounting Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Report by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by the Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2006.

(2)	Previously filed with the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2006, filed with the Securities and Exchange Commission on May 22, 2006.

During the three month period ended June 30, 2006, we filed the following current reports on Form 8-K with the Securities and Exchange Commission:

On June 9, 2006, we filed a report on Form 8-K with respect to the voluntary resignation of Kenneth Dixon from our Board of Directors.

On May 22, 2006, we filed an amendment to a report on Form 8-K/A to update our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2006 related to the public shell merger with Satellite Security Systems, Inc. The amendment was filed to provide the information required by Form 10-SB applicable to shell companies, and to include financial statements for Satellite Security Systems, Inc.

On May 2, 2006, we filed a report on Form 8-K with respect to the appointment of John Phillips as Chief Executive Officer of the Company effective May 1, 2006 and the resignation of Ken Dixon as Chief Executive Officer effective May 1, 2006, and the resignation of Randall Smith as Chief Financial Officer effective April 27, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SATELLITE SECURITY CORPORATION

By:	/s/ Mr. John L. Phillips
Mr. John L. Phillips
Chief Executive Officer

By:	/s/ Mr. Aidan Shields
Mr. Aidan Shields
Chief Financial Officer

Dated: August 11, 2006