Form 10QSB/A
period 2006-03-31
SATELLITE SECURITY CORP
filed 2006-09-22
CIK 1084088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 3

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

EXPLANATORY NOTE

We filed our Quarterly Report on Form 10-QSB for the period ended March 31, 2006 on May 22, 2006 (the “Original Filing”). At that time, we reported that because of accounting issues related to our newly acquired subsidiary Satellite Security Systems, Inc. we did not have the historical financial statement information necessary to provide period to period comparisons of financial results. On July 13, 2006, we filed an amendment on Form 10-QSB/A (the “First Amendment”) to include the historical financial information. On August 10, 2006 we filed an amendment on Form 10-QSB/A (the “Second Amendment”) to correct an understatement of interest expense associated with a beneficial conversion feature recognized in connection with the issuance of a Convertible Promissory Note (the “Note”) to the Aston Organization, Ltd.

We are filing this amendment (the “Third Amendment”) to:

•	further correct the accounting treatment associated with the beneficial conversion feature of the Note, and

•	revise management’s assessment concerning effectiveness of the design and operation of our disclosure controls.

In the Original Filing, First Amendment and Second Amendment, we incorrectly calculated our interest expense for the period ended March 31, 2006 on the basis of the full amortization of the beneficial conversion feature associated with any advances made under the Note during the period. In accordance with generally accepted accounting principals, the beneficial conversion feature should have been amortized through December 31, 2006, the maturity date of the Note. We have now recalculated the interest expense during the period based on the amortization of the beneficial conversion feature through December 31, 2006, which resulted in a reduction of interest expense of $650,255 on our statement of operations for the period. We have also booked an unamortized discount of $650,255 as contra liability on the balance sheet.

In the Original Filing and the First Amendment, our discussion of our disclosure controls included an assessment by our Chief Executive Officer and our Chief Financial Officer that the design and operation of our disclosure controls were effective as of March 31, 2006. We are revising that disclosure to state that the design and operation of our disclosure controls and procedures were not effective as of March 31, 2006, due to certain material weaknesses over internal control of financial reporting.

This Quarterly Report on Form 10-QSB/A amends and restates “Item 1. Financial Statements,” “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 3. Controls and Procedures” of the Original Filing as amended by the First Amendment and the Second Amendment, solely as a result of, and to reflect, the impact of the items discussed in this Explanatory Note.

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

Satellite Security Corporation and Subsidiary

Unaudited Condensed Consolidated Balance Sheet

March 31, 2006
Assets
Current Assets
Accounts receivable, net of allowance for doubtful accounts of $199,495	$109,850
Inventory, net	52,116
Deposit on Inventory	48,000
Other current assets	9,218

Total Current Assets	219,184

Property and equipment, net of accumulated depreciation	208,294

Other Assets
Restricted cash for letter of credit	75,000

75,000
Total Assets	$502,478

Liabilities and Shareholders’ Deficiency
Current Liabilities
Cash overdraft payable	$1,788
Accounts payable	550,950
Accrued expenses	486,927
Deferred revenue - current portion	112,363
Current portion of long-term debt	20,213
Notes and Loan payable to related parties	439,885
Current maturities of long-term debt - related party	47,850

Total Current Liabilities	1,659,976

Non-Current Liabilities
Long-term debt-related party, net of current maturities	1,043,440
Long-term debt	19,476
Deferred revenue, net of current portion	344,854

Total Non-Current Liabilities	1,407,770

Total Liabilities	3,067,746

Commitments and Contingencies
Shareholders’ Deficiency
Common stock, $0.001 par value
Authorized - 250,000,000 shares
Issued and outstanding – 98,056,563 shares	98,057
Additional paid in capital	5,064,488
Retained deficit	(7,727,813)

Total Shareholders’ Deficiency	(2,565,268)

Total Liabilities and Shareholders’ Deficiency	$502,478

The accompanying notes are an integral part of these financial statements

Satellite Security Corporation and Subsidiary

Unaudited Condensed Consolidated Statements of Operations

	3 months ended March 31, 2006	3 months ended March 31, 2005
Revenues	$205,888	$383,566

Costs and Expenses
Cost of sales	173,584	200,103
General and administrative expenses	596,345	369,914
Marketing expenses	56,500	42,141
Research and development expenses	74,533	75,163
Selling expenses	76,494	32,429

Total Costs and Expenses	977,456	719,750

Operating Loss	(771,568)	(336,184)
Other Expense
Interest expense	125,845	21,089

Loss Before Income Taxes	(897,413)	(357,273)
Provision for Income Taxes	—	—

Net Loss	$(897,413)	$(357,273)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average common shares outstanding	98,056,563	48,082,927

The accompanying notes are an integral part of these financial statements

Satellite Security Corporation and Subsidiary

Unaudited Condensed Consolidated Statements of Cash Flows

	3 Months Ended March 31 2006	3 Months Ended March 31 2005
Cash Flows from Operating Activities
Net loss	$(897,413)	$(357,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,821	11,199
Non-cash interest expense	98,609	—
Changes in operating assets and liabilities:
Accounts receivable, net	(8,314)	85,230
Inventories	(18,416)	10,856
Accounts payable	53,068	(33,943)
Accrued liabilities	4,224	99,078
Deferred revenues	27,120	150,797
Other	(2,202)	7,105

Net cash used in operating activities	$(727,503)	$(26,951)

Cash Flows from Investing Activities
Purchases of property and equipment	(66,603)	5,897
Deposit on Inventory	(48,000)	—

Net cash (used in) provided by investing activities	(114,603)	5,897

Cash Flows from Financing Activities
Repayment of long-term debt	(17,344)	(4,378)
Proceeds from short-term loan	926,220	40,150
Shareholder advances from related party	—	12,000
Shareholder repayments from related parties	(85,000)	(19,409)

Net cash provided by financing activities	823,876	28,363

Net (Decrease) Increase in Cash	(18,230)	7,309
Cash - Beginning of Period	16,442	2,239

Cash - End of Period	$(1,788)	$9,548

Cash paid during the period for interest	$19,895	$21,089

The accompanying notes are an integral part of these financial statements

SATELLITE SECURITY CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1: Organization and Basis of Presentation

The Company

Celtron International, Inc. (referred to in this report as “Celtron,”) was incorporated under the laws of the State of Nevada on April 8, 1998. In May 2006, the stockholders of Celtron approved a change of name from “Celtron International, Inc. to “Satellite Security Corporation” (referred to in this report as “we” or the “Company”) which became effective on May 23, 2006 after the filing of Amended and Restated Articles of Incorporation with the Secretary of State of Nevada. The Company is authorized to issue a total of Two Hundred Fifty Million (250,000,000) shares of common stock with a par value of $0.001. In addition the Company is authorized to issue Ten Million (10,000,000) shares of preferred stock with a par value of $0.001. The Company is primarily engaged in the development and sale of communications systems that integrate computer intelligence, the Global Positioning System (“GPS”) and ReFLEX paging technology for asset tracking and monitoring.

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

Note 3: Property, Equipment and Other Assets

Property and equipment as of March 31, 2006 consists of the following:

Furniture and equipment	$259,192
Purchased software costs	$143,724

Total property and equipment	402,916
Less: Accumulated depreciation	(194,622)

Net property and equipment	$208,294

Depreciation expense was $15,821 and $11,199 for the three months ended March 31, 2006 and 2005, respectively.

Note 4: Long-Term Debt

As of March 31, 2006, long-term debt consists of the following obligations:

Note payable–shareholder, Company pledged inventory, accounts receivable, equipment, and intangible assets, interest at the bank’s prime rate plus 2% (9.25% as of December 31, 2005), payable in monthly principal installments of $2,000 plus interest with a final payment due May 2007. The Company is the guarantor of the underlying note with the bank in the same amount, under the same terms, and is currently making payments to the bank on behalf of the shareholder on this note	$221,206
Note payable–shareholder and director, unsecured, face amount of the note is $1,600,000 present value of amount outstanding calculated based on a discount factor of 7% over the 228 month term, payable in minimum monthly principal and interest installments of $7,000; in addition, 15% net cash proceeds of the sale of capital stock sold in specified financing transactions	870,084
Note payable–software purchase, secured by related software and guaranteed by shareholder due in 48 monthly installments of $1,885 bearing interest at 9% due December 2007	39,689

Total long-term debt	1,130,979
Less current maturities	(68,063)

Long-term debt - non-current maturities	$1,062,916

Note 5: Shareholder Transactions

As disclosed in Note 6 below, during the three month period ended March 31, 2006, the Company entered into a credit arrangement including the issuance of a convertible promissory note. Management has determined that the convertible promissory note had a beneficial conversion feature of $748,864 as of March 31, 2006. In accordance with generally accepted accounting principles, the difference between the conversion price and the Company’s stock price on the date of issuance of each advance under the Note is considered to be interest expense amortized over the life of the Note with a like amount recorded as an adjustment to paid in capital. Accordingly, the beneficial conversion feature was amortized through the maturity date of December 31, 2006. The amount amortized for the three months ended March 31, 2006 was $98,609 which has been recorded as an interest expense. The unamortized amount of $650,255 was offset against the convertible promissory note and an increase to paid in capital of $748,864 was recorded.

Note 6: Related Party Transactions

Notes and Loans: As of March 31, 2006, the Company had notes and loans to related parties consisting of the following:

Note payable – officer - unsecured, 12% interest, due March 1, 2006	$85,000
Loans payable – shareholders – unsecured, non-interest bearing, no terms for repayment	157,648
Note payable- shareholder, The Aston Organization, Ltd. convertible promissory note, 8.5% interest, due December 31, 2006. As of March 31, 2006, principal and accrued and unpaid interest amounted to $847,492, offset by an unamortized beneficial conversion feature totaling $650,255	197,237

Total short-term related party debt	439,885
Note payable-shareholder, Company pledged inventory, accounts receivable, equipment, and intangible assets, interest at the bank’s prime rate plus 2% (9.75% as of March 31, 2006), payable in monthly principal installments of $2,000 plus interest with a final payment due May 2007. The company is the guarantor on the underlying note with the bank in the same amount, and is currently making payments to the bank on behalf of the shareholder on this note	221,206
Loan payable-shareholder-unsecured due in 228 installments of $7,000, imputed interest of 7%	870,083

Total related party debt	$1,531,174

Since March 31, 2006 through the date of this report, the Company has repaid $65,000 of notes payable to officers originally due for repayment on March 1, 2006. Repayment of the outstanding note is dependant on the Company raising additional capital during 2006.

On February 14, 2006, the Company entered into a credit arrangement with The Aston Organization, Ltd. (“Aston”) and Zirk Engelbrecht (“Engelbrecht”), a member of the Board of

Directors, and recently approved to assume the role of the Chairman of the Board of the Company. Zirk Engelbrecht and Stephen Hallock, also a member of the Board of Directors, are the sole shareholders of Aston. Pursuant to the terms and conditions set forth in a convertible promissory note (the “Note”) between the Aston and the Company, Aston has agreed to make loans to the Company in an aggregate amount up to $2,000,000. The outstanding balance on the Note bears interest at the rate of 8.5% per annum. The Note provides Aston the right to convert the aggregate amount of principal and interest of the Note at any time into shares of the Company’s common stock at a conversion rate of $0.20 per share. The maturity date of the Note is December 31, 2006. The amount outstanding under the Note at March 31, 2006 was $847,492 offset by an unamortized beneficial conversion feature balance of $650,255. This credit arrangement has been discontinued at this time by Aston and Engelbrecht. The continuance of funding under this credit arrangement is unknown at this time.

In accordance with generally accepted accounting principles, the difference between the conversion price and the Company’s stock price on the date of issuance of each advance under the Note is considered to be interest expense amortized over the life of the Note with a like amount recorded as an adjustment to paid in capital. Accordingly, the beneficial conversion feature was amortized through the maturity date of December 31, 2006. The amount amortized for the three months ended March 31, 2006 was $98,609. The unamortized amount of $650,255 was offset against the convertible promissory note and an increase to paid in capital of $748,864 was recorded.

Interest: The Company paid $10,207 and $2,752 in interest to a shareholder for the three months ended March 31, 2006 and 2005, respectively

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

Note 8: Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3, SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. Management does not expect the implementation of this new standard to have a material impact on the Company’s financial position, results of operations and cash flows.

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

Since the Merger, we have primarily engaged in the development and sale of communications systems that integrate computer intelligence, GPS and wireless communications technology for asset tracking and monitoring. Our products have the potential for broad-scale applications for law enforcement, homeland security, fleet tracking and management, utility applications and fixed point monitoring. We have initially focused our solutions on services for law enforcement, and we have several programs currently under way with Federal, state and local law enforcement agencies. These programs allow law enforcement officials to utilize our solutions to track suspects or convicted felons (e.g., sexual predators) covertly. We also offer a

“Bait Car” solution for law enforcement to deploy in aiding the fight against auto theft, a car with an integrated tracking device can be left unattended and we can notify law enforcement in the event the vehicle moves. We are beginning applications for school transportation and student safety, including monitoring the location of school buses in transit.

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

During the period ended March 31, 2006, we entered into an OEM Agreement which we expect will generate significant hardware revenues in 2006. Our limited working capital and absence of inventory prevented us from shipping initial orders to this customer during the first quarter. We expect to begin deliveries and recognizing revenue from this OEM client in the second and third quarters of 2006.

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

Interest Expense

Interest expense was $125,845 and $21,089 for the three months ended 31 March, 2006 and 2005, respectively. The increase in interest expense was primarily due to borrowings under a Convertible Promissory Note issued to the Aston Organization, Ltd. and the amortization of a beneficial conversion feature associated with that note which amounted to $98,609 for the period ended March 31, 2006.

Net Loss

Net loss includes loss from operations and interest expense. Net losses were $897,413 and $357,273 for the three months ended March 31, 2006 and 2005, respectively. The increase in the current year loss was due primarily to a reduction in revenue of $177,678, an increase in operating costs of $257,706 and increased interest expense of $104,756.

Liquidity and Capital Resources

On March 31, 2006, we had a cash deficit of $1,788 and accounts receivable, net, of $109,850. Our working capital deficit as of March 31, 2006 was $ 1,440,792, compared to a deficit of $1,248,299 at December 31, 2005.

Net cash used in operating activities during the three month period ended March 31, 2006 was $727,503. The primary use of cash from operating activities was the net loss of $897,413, an increase of $8,314 in accounts receivable and an increase of $18,416 in inventory. The primary sources of cash from operating activities were an increase in accounts payable of $53,068 and deferred revenues of $27,120.

Net cash used by investing activities during the three month period ended March 31, 2006 was $114,603 and was primarily from additions to property and equipment and a deposit on inventory. There are no significant capital expenditures planned by the Company within the foreseeable future.

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

We funded a significant portion of our operations in the three month period ended March 31, 2006 from borrowings under a Convertible Promissory Note (the “Note”) dated February 16, 2006 from The Aston Organization Ltd. The Aston Organization Ltd. is a significant shareholder of the Company and is controlled by Zirk Engelbrecht, Chairman of the Board and a director of the Company. Under the terms of the Note, the Company has the right to request advances up to an aggregate of $2,000,000. Our borrowings under this Note totaled $847,492 and $1,130,533 at March 31, 2006 and the date of the Original Filing of this report, respectively. As of this time, borrowings under this $2,000,000 Note are not available to the Company. It is uncertain when and if future amounts will be made available to fund the Company’s operations

On May 19, 2006 we entered into a $540,000 Promissory Note with an unrelated third party investor that resulted in net proceeds to us of $447,500 The amounts outstanding under the Promissory Note bear interest at 8% and all principal and accrued interest under the Promissory Note are due and payable on August 31, 2006. The Promissory Note is secured by a lien on substantially all of our assets, including a pledge of our shares in Satellite. In connection with the issuance of the Promissory Note, we issued to the investor warrants to purchase an aggregate of 540,000 shares of common stock at an exercise price of $.25 per share. The warrants are exercisable on or before May 19, 2009.

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

Under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that our company’s disclosure controls and procedures were not effective as of March 31, 2006, due to certain material weaknesses in internal control over financial reporting.

The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” As noted in this report, we completed our acquisition of Satellite Security Systems, Inc. in a transaction that was accounted for as a reverse merger on December 31, 2006. At the time of the acquisition, Satellite Security Systems, Inc. did not have in place adequate controls and procedures to detect or prevent material misstatements of its annual or interim financial statements. As of March 31, 2006, Satellite Security Systems, Inc. had not conducted regular quarterly closes of its financial statements for the fiscal year ended 2005. Accordingly, we were not in a position to provide complete financial statement information as required by Regulation S-B at that time. In addition, as stated above, we incorrectly accounted for the treatment of interest expense related to the Aston Note.

To address the material weaknesses described above, we have expanded our disclosure controls and procedures to include additional analysis and other procedures over the preparation of the financial statements included in this report. We retained the independent audit firm of Tauber & Balser, P.C. on January 5, 2006, subsequent to the year ended December 31, 2005. We also recently hired a new Chief Financial Officer and principal accounting manager.

Accordingly, our management has concluded that the financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

We are not currently subject to the requirements of Section 404 of the Sarbanes Oxley Act of 2002 which requires companies to implement an internal control framework, test and report on the effectiveness of their internal control over financial reporting. Under current proposals, we will become subject to Section 404 with the Company’s annual report for the year ending December 31, 2007. When we begin testing and reporting on the Company’s internal controls, we may discover and be required to report material weaknesses in those controls. In addition, we expect that the evaluation process and any required remediation, if applicable, will increase the Company’s accounting, legal and other costs and may divert management resources from other operating objectives and concerns.

(b) Changes In Internal Controls Over Financial Reporting. We completed our acquisition of Satellite Security Systems, Inc. effective December 31, 2005. That transaction was accounted for as a reverse merger and resulted in a change in the Company’s principal business, bringing in new financial records, policies and personnel for the quarterly period ended March 31, 2006. The reverse merger also resulted in a change of control of the Company and a change in management, including the appointment of a new Chief Executive Officer and Chief Financial Officer. These necessary transactions resulted in changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: September 22, 2006