Form 10QSB/A
period 2006-06-30
SATELLITE SECURITY CORP
filed 2006-09-26
CIK 1084088

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

EXPLANATORY NOTE

We are amending our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006 (the “Original Filing”) to correct the accounting treatment associated with:

•	the calculation of interest expense arising out of the beneficial conversion feature associated with a convertible promissory note issued to the Aston Organization, Ltd. (the “Note”); and

•	the calculation of compensation expenses related to certain stock option repricing and grants.

In our Quarterly Report for the period ended March 31, 2006 and our Original Filing for the period ended June 30, 2006 we incorrectly calculated interest expense associated with the Note. We had fully amortized the beneficial conversion feature, and recognized the resulting interest expense, with each advance under the Note in the period when the advance was made. In accordance with generally accepted accounting principals, the beneficial conversion feature should have been amortized over the expected life of the Note. We have filed an amendment on Form 10-QSB/A to our Quarterly Report for the Period Ended March 31, 2006, based on the amortization of the beneficial conversion feature through December 31, 2006, the maturity date of the Note. For the quarterly period ended June 30, 2006, we recalculated the interest expense during the period based on the amortization of the beneficial conversion feature through July 9, 2006, the date that the Note was converted. This recalculation resulted in an increase of interest expense for the period of $607,688 on our statement of operations for the quarterly period. We have also booked an unamortized beneficial conversion feature balance of $66,568 as a contra liability on the balance sheet.

In our Original Filing we reported on the repricing of a stock option for 1,923,077 shares granted to our Chief Executive Officer and reported no compensation expense in connection with that transaction. We have recalculated the incremental value from the repricing under the Black-Scholes model based on the fair value before and after modification in accordance with FAS 123(R). This recalculation resulted in the recognition of a compensation expense of $30,767. We had also calculated the value of other employee stock option grants during the quarter under the Black-Scholes model using an assumed life of the options of 1.77 years. We have subsequently determined that the valuation should have been made with an estimated life of 5 years, and have recalculated the value of the option grants accordingly. The net result of this recalculation is the recognition of compensation expense of $5,203.

This Quarterly Report on Form 10-QSB/A amends and restates “Item 1. Financial Statements” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Original Filing, solely as a result of, and to reflect, the impact of adjustments described in this Explanatory Note.

Pursuant to the rules of the Securities and Exchange Commission, we have included currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except as otherwise specifically noted, all information contained herein is as of June 30, 2006 and does not reflect events or changes that have occurred subsequent to that date.

	Part I — Financial Information	4
Item 1.	Financial Statements	15
Item 2.	Management’s Discussion and Analysis or Plan of Operations

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Satellite Security Corporation and Subsidiary

Consolidated Balance Sheet

(Unaudited)

June 30, 2006
Assets
Current Assets
Cash	$18,629
Accounts receivable, net of allowance for doubtful accounts of $204,840	302,674
Inventories, net of allowance for obsolete inventory of $45,370	467,392
Other current assets	8,363

Total Current Assets	797,058

Property and equipment, net	211,601
Other Assets
Restricted cash for letter of credit	75,000

Total other assets	75,000

Total Assets	$1,083,659

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable	$1,342,949
Accrued expenses	427,908
Deferred revenue - current portion	68,455
Short-term debt	560,658
Notes and loans payable to related parties	1,395,652

Total Current Liabilities	3,795,622

Non-Current Liabilities
Long-term debt, net of current portion	14,138
Long-term debt payable to related parties, net of current portion	840,007
Deferred revenue, net of current portion	369,478

Total Non-Current Liabilities	1,223,623

Total Liabilities	5,019,245

Commitments and Contingencies
Shareholders’ Deficit
Common stock, $0.001 par value
Authorized - 250,000,000 shares
Issued and outstanding - 99,136,563 shares	99,137
Additional paid-in capital	5,463,440
Accumulated deficit	(9,498,163)

Total Shareholders’ Deficit	(3,935,586)

Total Liabilities and Shareholders’ Deficit	$1,083,659

The accompanying notes are an integral part of these consolidated financial statements.

Satellite Security Corporation and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Revenues	$449,409	$325,230	$655,297	$708,795
Cost of revenues	388,008	166,846	561,592	366,949

Gross Profit	61,401	158,384	93,705	341,846
Operating Expense
Research and development	62,634	78,110	137,167	153,273
Marketing and sales	155,951	73,799	288,946	148,366
General and administrative	872,642	253,131	1,468,988	623,047

Total Expenses	1,091,227	405,040	1,895,101	924,686

Operating Loss	(1,029,826)	(246,656)	(1,801,396)	(582,840)
Other Expense
Interest expense	740,524	26,583	866,368	47,672

Net Loss	$(1,770,350)	$(273,239)	$(2,667,764)	$(630,512)

Basic and diluted loss per share	$(0.02)	$(0.01)	$(0.03)	$(0.01)

Weighted average common shares	98,841,178	49,133,229	98,451,038	48,610,979

The accompanying notes are an integral part of these consolidated financial statements.

Satellite Security Corporation and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(2,667,764)	$(630,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	53,331	—
Common stock issued for services	180,000	—
Depreciation	31,968	22,672
Non-cash interest expense	733,047	—
Original issue discount amortization	40,000	—
Other non-cash items	19,951
Changes in operating assets and liabilities:
Accounts receivable, net	(201,138)	24,134
Inventories	(433,692)	2,526
Accounts payable	845,067	(133,932)
Accrued liabilities	(54,796)	(42,471)
Deferred revenues	7,836	255,149
Other	(1,347)	8,615

Net cash used in operating activities	$(1,447,537)	$(493,819)

Cash flows from investing activities:
Purchases of property and equipment	(86,056)	(7,106)

Net cash (used in) investing activities	(86,056)	(7,106)

Cash flows from financing activities:
Repayment of long-term debt	(9,681)	(9,117)
Proceeds from short-term loan	500,000	—
Proceeds from related party loan	1,171,973	316,348
Repayment of related party loan	(50,000)	—
Shareholder advances	105,000	259,918
Shareholder repayments	(181,512)	(33,768)

Net cash provided by financing activities	1,535,780	533,381

Net increase in cash	2,187	32,456
Cash at beginning of period	16,442	2,239

Cash at end of period	$18,629	$34,695

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$44,427	$47,672
Supplemental schedule of non-cash financing activities:
Conversion of related party debt into common stock	$96,000	$—

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

On November 4, 2005, the Company granted its CEO a non-statutory stock option to purchase up to 1,923,077 shares of its common stock at a price per share of $0.31, subject to meeting certain revenue and earnings performance targets. This option was issued prior to, and was not issued under, the 2006 Equity Incentive Plan. On May 19, 2006, the Company entered into an employment agreement with its CEO amending certain terms of employment, including a repricing of the non-qualified stock option to purchase 1,923,077 shares from an exercise price of $0.312 to $0.15 per share of its common stock. In addition, certain performance-based restrictions on the options were removed, with the options vesting immediately. The options expire November 9, 2015. See Note 5 of the Notes to Consolidated Financial Statements. Under FAS No. 123(R), a modification of the terms or conditions of an equity award shall be treated as an exchange of the original award determined in accordance with the provisions of FAS 123(R) over the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at the date of the modification. Based on the Black-

Scholes option pricing model, the Company recognized total compensation expense of $30,767 for the period ended June 30, 2006 in connection with the modification of the options. On May 19, 2006 the Company also granted its CEO, a non-qualified option to purchase 4,000,000 shares of its common stock at an exercise price equal to $0.09 per share under the terms of the 2006 Equity Incentive Plan. The options vest over two years and expire May 19, 2016. Using the Black Scholes option pricing model and a current fair market value of $0.09 per share on date of grant, total compensation expense of $227,714 will be recognized in connection with the option grant over the two year vesting period.

During the three months ended June 30, 2006, the Company granted employees incentive stock options to purchase up to 1,500,000 shares of its common stock at a price per share of $0.20 under the terms of the 2006 Equity Incentive Plan. The options expire in 2016 and vest over a period of three years from the date of grant. Based on the current fair market value of the Company’s common stock on dates of grant, total compensation expense of $164,733 will be recognized under the Black-Scholes option pricing model in connection with the option grants over the three year vesting period.

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

The following weighted average assumptions were used for grants at June 30, 2006:

	For the three months ended June 30, 2006	For the six months ended June 30, 2006
Expected option life (years)	5	5
Risk-free interest rate	4.95%	4.95%
Expected dividend yield	None	None
Expected volatility	64.65%	64.65%

The share-based compensation expense calculated using the Black-Scholes model for grants at June 30, 2006 is as follows:

	For the three months ended June 30, 2006	For the six months ended June 30, 2006
Research and development	$—	$—
Marketing and sales	6,516	6,516
General and administrative	46,815	46,815

Share-based compensation	$53,331	$53,331

A summary of option activity as of June 30, 2006 is as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Outstanding Options at December 31, 2005	1,923,077	$0.31	—
Granted	7,423,077	$0.128	9.87
Exercised	—	—	—
Forfeited, cancelled or expired	(1,923,077)	$0.31	—

Outstanding at June 30, 2006	7,423,077	$0.128	9.87

Exercisable at June 30, 2006	1,923,077	$0.114	—

The weighted average grant-date fair values of options granted during the six months ended June 30, 2006 was $0.128 per share. There were no options exercised for the six months ended June 30, 2006.

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

Note 4 - Debt

As of June 30, 2006, debt consisted of the following obligations:

Note payable– Promissory note, due by August 31, 2006 with an 8% original issue discount of $40,000, secured by a lien on substantially all of the Company’s assets including a pledge of the Company’s share in Satellite	$540,000
Note payable–software purchase, due by December 2007, payable in 48 monthly installments of $1,885, bearing interest at 9%, secured by related software and guaranteed by a shareholder	34,796

Total debt	574,796
Less: short-term	(560,658)

Long-term debt	$14,138

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

Note 5 - Related Party Transactions

Notes and Loans

As of June 30, 2006, the Company had notes and loans to related parties consisting of the following:

Note payable – officer - unsecured, 12% interest, due June 1, 2006	$20,000
Loans payable – shareholders – unsecured, non-interest bearing, no terms for repayment.	384,855
Note payable- shareholder, The Aston Organization Ltd., convertible promissory note, 8.5% interest, due Dec. 31, 2006. As of June 30, 2006, principal and accrued and unpaid interest amounted to $1,033,095, offset by an unamortized beneficial conversion feature of $66,567	966,528
Loan payable-shareholder-unsecured, due in 228 installments of $7,000, imputed interest of 7%	864,276

Total related party debt	2,235,659
Less: short-term portion of related-party debt	(1,395,652)

Total long-term portion of related party debt	$840,007

Interest

The Company paid $10,162 in interest payments to a shareholder for the three months ended June 30, 2006, and $20,369 and $2,752 the six months ended June 30 2006 and 2005, respectively.

Aston Note

On February 14, 2006, the Company entered into a $2,000,000 credit arrangement with The Aston Organization, Ltd. (“Aston”) and Zirk Engelbrecht, Chairman of the Board of Directors. Mr. Engelbrecht and Mr. Stephen Hallock, also a member of the Board of Directors, are the sole shareholders of Aston. Pursuant to the terms and conditions set forth in a Convertible Promissory Note (the “Aston Note”) between Aston and the Company, Aston agreed to make loans to the Company from time to time, up to an aggregate amount of $2,000,000. Amounts outstanding under the Aston Note bear interest at the rate of 8.5% per annum. Aston has the right to convert the aggregate amount of principal and interest outstanding under the Aston Note at any time into shares of the Company’s common stock at a conversion rate of $0.20 per share. The Aston Note matures on December 31, 2006. On May 11, 2006 Aston elected to convert $96,000 of the Aston Note into 480,000 shares of common stock. The amount outstanding under the note at June 30, 2006 was $1,033,095, offset by an unamortized beneficial conversion feature of $66,567.

In accordance with generally accepted accounting principles, the difference between the conversion price and the Company’s stock price on the date of issuance of each advance under the terms of the Aston Note is a beneficial conversion feature and considered to be interest expense with a like amount recorded as an adjustment to paid in capital. The amount of the beneficial conversion feature is amortized over, and the interest expense is recognized over, the term of the note. For the quarterly period ended March 31, 2006, the beneficial conversion feature was amortized on the basis of the Aston Note’s maturity date of December 31, 2006. The Aston Note was converted on July 9, 2006 (see Note 8 of Notes to Consolidated Financial Statements). Accordingly, the amortization was calculated for the quarter ended June 30, 2006 on the basis of a term ending July 9, 2006. This resulted in $658,438 being amortized for the three months ended June 30, 2006. The unamortized amount of $66,567 was offset against the convertible promissory note and an increase to paid in capital of $757,047 was recorded. For the three and six months ended June 30, 2006 the Company incurred total interest expense of $21,603 and $28,943, respectively under the terms of the Aston Note. As of June 30, 2006, the Company has recognized interest expense totaling of $757,047 in connection with the beneficial conversion feature of the Aston Note, with a corresponding increase into paid in capital.

Employment Agreement

On May 19, 2006, the Company entered into an employment agreement with John Phillips, its CEO (the “Employment Agreement”), calling for payment of (i) an annual base salary of $225,000; (ii) an annual bonus opportunity in the amount of $35,000 payable in cash for each subsidiary or operating division of the Company that meets its operating budget goal for each year during the term of the Employment Agreement; (iii) an additional annual bonus opportunity in an amount to be determined by the Board of Directors; and (iv) an automobile allowance of $1,500 per month. Mr. Phillips will also be eligible to participate in our employee benefit programs. Under the Employment Agreement, we also agreed (i) to grant to Mr. Phillips, effective May 16, 2006, a non-statutory option to purchase 4,000,000 shares of our common stock at an exercise price equal to $0.09 per share, the closing price of our common stock on the date of grant; (ii) to re-price non-qualified stock options of 1,923,077 shares previously granted to Mr. Phillips on November 4, 2005 from an exercise price of $0.312 per share to $0.15 per share; and (iii) to remove certain performance-based restrictions on the previously granted 1,923,076 shares of restricted common stock. The 1,923,077 options became 100% vested on May 19, 2006.

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

On July 14, 2006, the Company entered into an employment agreement with its Chief Financial Officer. The employment agreement is at-will and calls for annual base salary of $160,000, plus a certain bonus provision if performance targets are met. In addition to a base salary, the Company also granted, pursuant to the terms of the 2006 Equity Incentive Plan, an incentive stock option to purchase 1,250,000 shares of its common stock at an exercise price of $0.13 per share, which was the market price on the date of grant. The options vest over a three year period from the date of grant and expire on July 14, 2016.

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

Marketing and Sales Expenses

Marketing and sales expenses include payroll, and costs associated with advertising, promotions, trade shows, seminars, and similar programs, as well and travel expenses. Marketing and sales expenses were $155,951 for the three months ended June 30, 2006, compared with $73,799 for the same period in 2005. Marketing and sales expenses were $288,946 for the six months ended June 30, 2006 compared to $148,366 for the same period in 2005. Marketing and sales expenses increased $82,152, or 111% for the three months ended June 30, 2006 compared to the same period a year ago. For the six months ended June 30, 2006, marketing and sales expenses increased $140,580 or 95% compared to the same period in 2005. The increases were primarily due to additional payroll to support our channel and OEM sales programs.

We expect marketing and sales expenses to increase in absolute dollar amounts and as a percentage of total revenues for the remainder of the year in connection with our marketing support to distribution channels.

General and Administrative

General and administrative expenses include payroll and costs associated with the finance, facilities, and legal and other administrative functions of the Company. General and administrative costs were $872,642 for the three months ended June 30, 2006 compared with $253,131 for the same period in 2005. General and administrative costs were $1,468,988 for the six months ended June 30, 2006, compared with $623,047 for the same period in 2005. General and administrative expenses increased $619,511 or 245%, for the three months ended June 30, 2006 compared to the same period a year ago. For the six months ended June 30, 2006, general and administrative expenses increased $845,941, or 136% compared to the same period in 2005. The increases in General and Administrative expenses were primarily due to increased audit and legal fees, partly as a result of our becoming a public company, as well as additional payroll to support the administrative and finance functions.

We believe that our general and administrative expenses are adequate to support current needs and some growth. However, given the size of our operations, small changes, such as the addition of a single payroll position, has a substantial impact on the general and administrative expenses.

Interest Expense

Interest expenses were $740,524 for the three months ended June 30, 2006 compared to $26,583 for the same period in 2005. Interest expenses were $866,368 for the six months ended June 30, 2006, compared to $47,672 for the same period in 2005. The increase in interest expense was primarily due to the issuance of the convertible promissory note to the Aston Organization Ltd, which included a beneficial conversion feature which, under generally accepted accounting principals, resulted in an interest expense of $757,047 for the six months ended June 30, 2006.

We completed a $3,300,000 Convertible Debt and Warrant financing subsequent to the end of the quarter ended June 30, 2006. Interest on the $3.3 million of Secured Convertible Notes issued in that transaction accrues at the rate of ten percent per annum. In connection with that transaction, the convertible promissory note held by the Aston Organization was converted into shares of common stock. Consequently, we will not be receiving further advances under that convertible promissory note.

Net Loss

Net loss includes loss from operations and interest expense. We recorded a net loss of $1,770,350 for the three months ended June 30, 2006 compared to a net loss of $273,239 for the same period in 2005. We recorded a net loss of $2,667,764 for the six months ended June 30, 2006 compared to a net loss of $630,512 for the same period in 2005. The increase in net loss for the six months ended June 30, 2006 as compared to the same period of 2005 was due to a reduction in revenue of $53,498, an increase in operating costs of $1,165,058 and increased interest expense of $818,696 primarily from the beneficial conversion feature on the convertible promissory note issued to the Aston Organization, Ltd.

Liquidity and Capital Resources

On June 30, 2006, we had cash of $18,629 and accounts receivable, net of allowance for doubtful accounts, of $302,674. Our working capital deficit as of June 30, 2006 was $2,998,564 compared to a deficit of $1,248,299 at December 31, 2005.

Net cash used in operating activities during the six months ended June 30, 2006 was $1,447,537. The primary use of cash from operating activities was the net loss of $2,667,764, an increase of $433,692 in inventory and an increase of $201,138 in accounts receivable. The primary sources of cash from operating activities were a non-cash interest expense of $757,047 in connection with a beneficial conversion feature on the promissory note issued to the Aston Organization, Ltd., common stock issued for services in the amount of $180,000 and an increase in accounts payable of $845,067.

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

Dated: September 26, 2006