Form 10QSB/A
period 2006-03-31
SATELLITE SECURITY CORP
filed 2006-11-16
CIK 1084088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 4

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

EXPLANATORY NOTE

We are amending our Quarterly Report for the period ended March 31, 2006. We filed our Quarterly Report on Form 10-QSB for the period ended March 31, 2006 on May 22, 2006 (the “Original Filing”). At that time, we reported that because of accounting issues related to our newly acquired subsidiary Satellite Security Systems, Inc. we did not have the historical financial statement information for the period ended March 31, 2005 necessary to provide period to period comparisons of financial results. On July 13, 2006, we filed an amendment on Form 10-QSB/A (the “First Amendment”) to include the historical financial information. On August 10, 2006 we filed an amendment on Form 10-QSB/A (the “Second Amendment”) to correct an understatement of interest expense associated with a beneficial conversion feature recognized in connection with the issuance of a Convertible Promissory Note (the “ Note”) to the Aston Organization, Ltd. On September 22, 2006 we filed an amendment on Form 10-QSB/A (the “Third Amendment”) to further correct the accounting treatment associated with the beneficial conversion feature of the Note, and revise management’s assessment concerning the effectiveness of the design and operation of our disclosure controls.

We are filing this amendment (“the Fourth Amendment”) to label the March 31, 2006 financial statements as “Restated” and to provide additional footnote disclosures as required by Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”).

This Quarterly Report on Form 10-QSB/A amends and restates “Item 1. Financial Statements,” of the Original Filing as amended by the First, Second and Third Amendments, solely as a result of, and to reflect, the impact of the items discussed in this Explanatory Note.

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

Satellite Security Corporation and Subsidiary

Unaudited Condensed Consolidated Balance Sheet

March 31, 2006 Restated
Assets
Current Assets
Accounts receivable, net of allowance for doubtful accounts of $199,495	$109,850
Inventory, net	52,116
Deposit on Inventory	48,000
Other current assets	9,218

Total Current Assets	219,184

Property and equipment, net of accumulated depreciation	208,294

Other Assets
Restricted cash for letter of credit	75,000

75,000
Total Assets	$502,478

Liabilities and Shareholders’ Deficiency
Current Liabilities
Cash overdraft payable	$1,788
Accounts payable	550,950
Accrued expenses	486,927
Deferred revenue - current portion	112,363
Current portion of long-term debt	20,213
Notes and Loan payable to related parties	439,885
Current maturities of long-term debt - related party	47,850

Total Current Liabilities	1,659,976

Non-Current Liabilities
Long-term debt-related party, net of current maturities	1,043,440
Long-term debt	19,476
Deferred revenue, net of current portion	344,854

Total Non-Current Liabilities	1,407,770

Total Liabilities	3,067,746

Commitments and Contingencies
Shareholders’ Deficiency
Common stock, $0.001 par value Authorized - 250,000,000 shares Issued and outstanding – 98,056,563 shares	98,057
Additional paid in capital	5,064,488
Retained deficit	(7,727,813)

Total Shareholders’ Deficiency	(2,565,268)

Total Liabilities and Shareholders’ Deficiency	$502,478

The accompanying notes are an integral part of these financial statements

Satellite Security Corporation and Subsidiary

Unaudited Condensed Consolidated Statements of Operations

	3 months ended March 31, 2006 Restated	3 months ended March 31, 2005
Revenues	$205,888	$383,566

Costs and Expenses
Cost of sales	173,584	200,103
General and administrative expenses	596,345	369,914
Marketing expenses	56,500	42,141
Research and development expenses	74,533	75,163
Selling expenses	76,494	32,429

Total Costs and Expenses	977,456	719,750

Operating Loss	(771,568)	(336,184)
Other Expense
Interest expense	125,845	21,089

Loss Before Income Taxes	(897,413)	(357,273)
Provision for Income Taxes	—	—

Net Loss	$(897,413)	$(357,273)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average common shares outstanding	98,056,563	48,082,927

The accompanying notes are an integral part of these financial statements

Satellite Security Corporation and Subsidiary

Unaudited Condensed Consolidated Statements of Cash Flows

	3 Months Ended March 31 2006 Restated	3 Months Ended March 31 2005
Cash Flows from Operating Activities
Net loss	$(897,413)	$(357,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,821	11,199
Non-cash interest expense	98,609	—
Changes in operating assets and liabilities:
Accounts receivable, net	(8,314)	85,230
Inventories	(18,416)	10,856
Accounts payable	53,068	(33,943)
Accrued liabilities	4,224	99,078
Deferred revenues	27,120	150,797
Other	(2,202)	7,105

Net cash used in operating activities	$(727,503)	$(26,951)

Cash Flows from Investing Activities
Purchases of property and equipment	(66,603)	5,897
Deposit on Inventory	(48,000)	—

Net cash (used in) provided by investing activities	(114,603)	5,897

Cash Flows from Financing Activities
Repayment of long-term debt	(17,344)	(4,378)
Proceeds from short-term loan	926,220	40,150
Shareholder advances from related party	—	12,000
Shareholder repayments from related parties	(85,000)	(19,409)

Net cash provided by financing activities	823,876	28,363

Net (Decrease) Increase in Cash	(18,230)	7,309
Cash - Beginning of Period	16,442	2,239

Cash - End of Period	$(1,788)	$9,548

Cash paid during the period for interest	$19,895	$21,089

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

Note 6: Related Party Transactions

Notes and Loans: As of March 31, 2006, the Company had notes and loans to related parties consisting of the following:

Note payable – officer - unsecured, 12% interest, due March 1, 2006	$85,000
Loans payable – shareholders – unsecured, non-interest bearing, no terms for repayment	157,648
Note payable- shareholder, The Aston Organization, convertible promissory note, 8.5% interest, due Dec. 31, 2006. As of March 31, 2006, principal and accrued and unpaid interest amounted to $847,492, offset by an unamortized beneficial conversion feature totaling $650,255.	197,237

Total short-term related party debt	439,885
Note payable-shareholder, Company pledged inventory, accounts receivable, equipment, and intangible assets, interest at the bank’s prime rate plus 2% (9.75% as of March 31, 2006), payable in monthly principal installments of $2,000 plus interest with a final payment due May 2007. The company is the guarantor on the underlying note with the bank in the same amount, and is currently making payments to the bank on behalf of the shareholder on this note.	221,206
Loan payable-shareholder-unsecured due in 228 installments of $7,000, imputed interest of 7%.	870,083

Total related party debt	$1,531,174

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

Note 10: Restatement

On July 13, 2006, we filed an amendment on Form 10-QSB/A to include the historical financial information for the three month period ended March 31, 2005 . On August 10, 2006 we filed a second amendment on Form 10-QSB/A to correct an understatement of interest expense for the three month period ended March 31, 2006 associated with a beneficial conversion feature recognized in connection with the issuance of a Convertible Promissory Note to the Aston Organization, Ltd. On September 22, 2006 we filed a third amendment on Form 10-QSB/A to further correct the accounting treatment associated with the beneficial conversion feature of the Note, and revise management’s assessment concerning effectiveness of the design and operation of our disclosure controls. Subsequently we determined it was necessary to file a fourth amendment on Form 10-QSB/A for the quarter ended March 31, 2006 to provide additional disclosure by labeling each of our financial statements as being restated and to provide additional footnote disclosures as required by SFAS No. 154.

The following table summarizes the effects of the restatement for the three months ended March 31, 2006 on (1) the notes and loans payable to related parties, additional paid in capital, and retained deficit that the Company previously reported on its Consolidated Balance Sheet and (2) interest expense, net loss and loss per share that the Company previously reported on the Consolidated Statement of Operations:

Increase / (Decrease)
(1) Consolidated Balance Sheet as of March 31, 2006
Discount to notes and loans payable to related parties	($650,255)
Additional paid in capital	$86,864

Retained deficit	($563,391)
(2) Consolidated Statements of Operations for the three months ended March 31, 2006
Interest expense	($563,391)

Net Loss	($563,391)
Basic and diluted loss per share	$0.01

The following tables detail the effects of the restatement on the Company’s Consolidated Balance Sheets, Consolidated Statements of Earnings and Consolidated Statements of Cash Flows as of the period ending March 31, 2006:

Satellite Security Corporation and Subsidiary

Consolidated Balance Sheet

(Unaudited)

	For the three months ended March 31, 2006
	Previously Reported	Restated
Assets
Current Assets
Accounts receivable, net of allowance for doubtful accounts of $199,495	$109,850	$109,850
Inventory, net	52,116	52,116
Deposit on Inventory	48,000	48,000
Other current assets	9,218	9,218

Total Current Assets	219,184	219,184

Property and equipment, net of accumulated depreciation	208,294	208,294

Other Assets
Restricted cash for letter of credit	75,000	75,000

Total Other Assets	75,000	75,000
Total Assets	$502,478	$502,478

Liabilities and Shareholders’ Deficiency
Current Liabilities
Cash overdraft payable	$1,788	$1,788
Accounts payable	550,950	550,950
Accrued expenses	486,927	486,927
Deferred revenue - current portion	112,363	112,363
Current portion of long-term debt	20,213	20,213
Notes and Loan payable to related parties	1,090,140	439,885
Current maturities of long-term debt - related party	47,850	47,850

Total Current Liabilities	2,310,231	1,659,976

Non-Current Liabilities
Long-term debt-related party, net of current maturities	1,043,440	1,043,440
Long-term debt	19,476	19,476
Deferred revenue, net of current portion	344,854	344,854

Total Non-Current Liabilities	1,407,770	1,407,770

Total Liabilities	3,718,001	3,067,746

Commitments and Contingencies
Shareholders’ Deficiency
Common stock, $0.001 par value
Authorized - 250,000,000 shares
Issued and outstanding – 98,056,563 shares	98,057	98,057
Additional paid in capital	4,977,624	5,064,488
Retained deficit	(8,291,204)	(7,727,813)

Total Shareholders’ Deficiency	(3,215,523)	(2,565,268)

Total Liabilities and Shareholders’ Deficiency	$502,478	$502,478

Satellite Security Corporation and Subsidiary

Consolidated Statement of Operations

(Unaudited)

	For the three months ended March 31, 2006
	Previously Reported	Restated
Revenues	$205,888	$205,888

Costs and Expenses
Cost of sales	173,584	173,584
General and administrative expenses	596,345	596,345
Marketing expenses	56,500	56,500
Research and development expenses	74,533	74,533
Selling expenses	76,494	76,494

Total Costs and Expenses	977,456	977,456

Operating Loss	(771,568)	(771,568)
Other Expense
Interest expense	689,236	125,845

Loss Before Income Taxes	(1,460,804)	(897,413)
Provision for Income Taxes	—	—

Net Loss	($1,460,804)	($897,413)

Basic and diluted loss per share	($0.02)	($0.01)

Weighted average common shares outstanding	98,056,563	98,056,563

Satellite Security Corporation and Subsidiary

Consolidated Statement of Cash Flows

(Unaudited)

	March 31, 2006
	Previously Reported	Restated
Cash Flows from Operating Activities
Net loss	($1,460,804)	($897,413)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,821	15,821
Non-cash interest expense	662,000	98,609
Changes in operating assets and liabilities:
Accounts receivable, net	(8,314)	(8,314)
Inventories	(18,416)	(18,416)
Accounts payable	53,068	53,068
Accrued liabilities	4,224	4,224
Deferred revenues	27,120	27,120
Other	(2,202)	(2,202)

Net cash used in operating activities	($727,503)	($727,503)
Cash Flows from Investing Activities
Purchases of property and equipment	(66,603)	(66,603)
Deposit on Inventory	(48,000)	(48,000)

Net cash (used in) provided by investing activities	(114,603)	(114,603)
Cash Flows from Financing Activities
Repayment of long-term debt	(17,344)	(17,344)
Proceeds from short-term loan	926,220	926,220
Shareholder advances from related party	—	—
Shareholder repayments from related parties	(85,000)	(85,000)

Net cash provided by financing activities	823,876	823,876
Net (Decrease) Increase in Cash	(18,230)	(18,230)
Cash - Beginning of Period	16,442	16,442
Cash - End of Period	($1,788)	($1,788)

Cash Paid for Interest	$19,895	$19,895

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SATELLITE SECURITY CORPORATION

By:	/s/ Mr. John L. Phillips
Mr. John L. Phillips
Chief Executive Officer

By:	/s/ Mr. Aidan Shields
Mr. Aidan Shields
Chief Financial Officer

Dated: November 16, 2006