Form 10QSB/A
period 2006-06-30
SATELLITE SECURITY CORP
filed 2006-11-16
CIK 1084088

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

EXPLANATORY NOTE

We filed our Quarterly Report on Form 10-QSB for the period ended June 30, 2006 on August 11, 2006 (the “Original Filing”). On September 26, 2006, we filed an amendment on Form 10-QSB/A (the “First Amendment”) for the quarter ended June 30, 2006 to correct the accounting treatment associated with:

•	the calculation of interest expense arising out of the beneficial conversion feature associated with a convertible promissory note issued to the Aston Organization, Ltd. (the “Note”); and

•	the calculation of compensation expenses related to certain stock option repricing and grants.

In our Quarterly Report for the period ended March 31, 2006 and our Original Filing for the period ended June 30, 2006 we incorrectly calculated interest expense associated with the Note. We had fully amortized the beneficial conversion feature, and recognized the resulting interest expense, with each advance under the Note in the period when the advance was made. In accordance with generally accepted accounting principals, the beneficial conversion feature should have been amortized over the expected life of the Note. We have filed an amendment on Form 10-QSB/A to our Quarterly Report for the period ended March 31, 2006, based on the amortization of the beneficial conversion feature through December 31, 2006, the maturity date of the Note. For the quarterly period ended June 30, 2006, we recalculated the interest expense during the period based on the amortization of the beneficial conversion feature through July 9, 2006, the date that the Note was converted. This recalculation resulted in an increase of interest expense for the period of $607,688 on our statement of operations for the quarterly period ended June 30, 2006. We also booked an unamortized beneficial conversion feature balance of $66,568 as a contra liability on the balance sheet.

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

We are filing this amendment (“the Second amendment”) to label each of our financial statements for the period ended June 30, 2006 as being restated and to provide additional footnote disclosures as required by Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”).

In the Original Filing and the First Amendment, our discussion of our disclosure controls included an assessment by our Chief Executive Officer and our Chief Financial Officer that the design and operation of our disclosure controls were effective as of June 30, 2006. We are revising that disclosure to state that the design and operation of our disclosure controls and procedures were not effective as of June 30, 2006, due to certain material weaknesses over internal control of financial reporting.

This Quarterly Report on Form 10-QSB/A amends and restates “Item 1. Financial Statements” and “Item 3. Controls and Procedures “ of the Original Filing, as amended by the First Amendment, solely as a result of, and to reflect, the impact of adjustments described in this Explanatory Note.

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

Consolidated Balance Sheet

(Unaudited)

June 30, 2006 Restated
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

Satellite Security Corporation and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2006 Restated	2005	2006 Restated	2005
Revenues	$449,409	$325,230	$655,297	$708,795
Cost of revenues	388,008	166,846	561,592	366,949

Gross Profit	61,401	158,384	93,705	341,846
Operating Expense
Research and development	62,634	78,110	137,167	153,273
Marketing and sales	155,951	73,799	288,946	148,366
General and administrative	872,642	253,131	1,468,988	623,047

Total Expenses	1,091,227	405,040	1,895,101	924,686

Operating Loss	(1,029,826)	(246,656)	(1,801,396)	(582,840)
Other Expense
Interest expense	740,524	26,583	866,368	47,672

Net Loss	$(1,770,350)	$(273,239)	$(2,667,764)	$(630,512)

Basic and diluted loss per share	$(0.02)	$(0.01)	$(0.03)	$(0.01)

Weighted average common shares	98,841,178	49,133,229	98,451,038	48,610,979

The accompanying notes are an integral part of these consolidated financial statements.

Satellite Security Corporation and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2006 Restated	2005
Cash flows from operating activities:
Net loss	$(2,667,764)	$(630,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	53,331	—
Common stock issued for services	180,000	—
Depreciation	31,968	22,672
Non-cash interest expense	733,047	—
Original issue discount amortization	40,000	—
Other non-cash items	19,951
Changes in operating assets and liabilities:
Accounts receivable, net	(201,138)	24,134
Inventories	(433,692)	2,526
Accounts payable	845,067	(133,932)
Accrued liabilities	(54,796)	(42,471)
Deferred revenues	7,836	255,149
Other	(1,347)	8,615

Net cash used in operating activities	$(1,447,537)	$(493,819)

Cash flows from investing activities:
Purchases of property and equipment	(86,056)	(7,106)

Net cash (used in) investing activities	(86,056)	(7,106)

Cash flows from financing activities:
Repayment of long-term debt	(9,681)	(9,117)
Proceeds from short-term loan	500,000	—
Proceeds from related party loan	1,171,973	316,348
Repayment of related party loan	(50,000)	—
Shareholder advances	105,000	259,918
Shareholder repayments	(181,512)	(33,768)

Net cash provided by financing activities	1,535,780	533,381

Net increase in cash	2,187	32,456
Cash at beginning of period	16,442	2,239

Cash at end of period	$18,629	$34,695

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$44,427	$47,672

Supplemental schedule of non-cash financing activities:
Conversion of related party debt into common stock	$96,000	$—

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

The following weighted average assumptions were used for grants at June 30, 2006:

	For the three months ended June 30, 2006 Previously Reported	For the three months ended June 30, 2006 Restated	For the six months ended June 30, 2006 Previously Reported	For the six months ended June 30, 2006 Restated
Expected option life (years)	1.77	5	1.77	5
Risk-free interest rate	4.95%	4.95%	4.95%	4.95%
Expected dividend yield	None	None	None	None
Expected volatility	64.64%	64.65%	64.64%	64.65%

The share-based compensation expense calculated using the Black-Scholes model for grants at June 30, 2006 is as follows:

	For the three months ended June 30, 2006 Previously Reported	For the three months ended June 30, 2006 Restated	For the six months ended June 30, 2006 Previously Reported	For the six months ended June 30, 2006 Restated
Research and development	$—	$—	$—	$—
Marketing and sales	5,126	6,516	5,126	6,516
General and administrative	12,235	46,815	12,235	46,815

Share-based compensation	$17,361	$53,331	$17,361	$53,331

A summary of option activity as of June 30, 2006 is as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Outstanding Options at December 31, 2005	1,923,077	$0.31	—
Granted	7,423,077	$0.128	9.87
Exercised	—	—	—
Forfeited, cancelled or expired	(1,923,077)	$0.31	—

Outstanding at June 30, 2006	7,423,077	$0.128	9.87

Exercisable at June 30, 2006	1,923,077	$0.114	—

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

Note 5 - Related Party Transactions

Notes and Loans

As of June 30, 2006, the Company had notes and loans to related parties consisting of the following:

Note payable – officer - unsecured, 12% interest, due June 1, 2006	$20,000
Loans payable – shareholders – unsecured, non-interest bearing, no terms for repayment.	384,855
Note payable- shareholder, The Aston Organization Ltd., convertible promissory note, 8.5% interest, due Dec. 31, 2006. As of June 30, 2006, principal and accrued and unpaid interest amounted to $1,033,095, offset by an unamortized beneficial conversion feature of $66,567.	966,528
Loan payable-shareholder-unsecured, due in 228 installments of $7,000, imputed interest of 7%.	864,276

Total related party debt	2,235,659
Less: short-term portion of related-party debt	(1,395,652)

Total long-term portion of related party debt	$840,007

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

Note 9 – Restatement

On September 26, 2006, the Company filed an amendment on Form 10-QSB/A for the quarter ended June 30, 2006 in connection with its condensed consolidated financial statements to correct an error in the calculation of interest expense arising out of the beneficial conversion feature associated with a convertible promissory note issued to the Aston Organization, Ltd. (the “Note”); and an error in the calculation of compensation expenses related to certain stock option repricing and grants. Subsequently we determined it was necessary to file a second amendment on Form 10-QSB/A for the quarter ended June 30, 2006 to label each of our financial statements for the period ended June 30, 2006 as being restated and to provide additional footnote disclosures as required by SFAS No. 154.

The following table summarizes the effects of the restatement on (1) the notes and loans payable to related parties, additional paid in capital, and accumulated deficit that the Company previously reported on its Consolidated Balance Sheet at June 30, 2006 and (2) the marketing and sales expense, administration expense, interest expense, net loss and loss per share that the Company previously reported on the Consolidated Statement of Operations for the six months ended June 30, 2006:

Increase / (Decrease)
(1) Consolidated Balance Sheet at June 30, 2006
Discount on notes and loans payable to related parties	($66,567)
Additional paid-in capital	$35,970

Accumulated deficit	$30,597
(2) Consolidated Statements of Operations for the six months ended June 30, 2006
Marketing and sales	$1,390
General and administrative	$34,580
Interest expense	($66,567)

Net loss	$30,597
Basic and diluted loss per share	None

The following tables detail the effects of the restatement on the Company’s Consolidated Balance Sheets, Consolidated Statements of Earnings and Consolidated Statements of Cash Flows as of the period ending June 30, 2006:

Satellite Security Corporation and Subsidiary

Consolidated Balance Sheet

(Unaudited)

	For the six months ended June 30, 2006
	Previously Reported	Restated
Assets
Current Assets
Cash	$18,629	$18,629
Accounts receivable, net of allowance for doubtful accounts of $204,840	302,674	302,674
Inventories, net of allowance for obsolete inventory of $45,370	467,392	467,392
Other current assets	8,363	8,363

Total Current Assets	797,058	797,058

Property and equipment, net	211,601	211,601
Other Assets
Restricted cash for letter of credit	75,000	75,000

Total Other Assets	75,000	75,000

Total Assets	$1,083,659	$1,083,659

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable	$1,342,949	$1,342,949
Accrued expenses	427,908	427,908
Deferred revenue - current portion	68,455	68,455
Short-term debt	560,658	560,658
Notes and loans payable to related parties	1,462,219	1,395,652

Total Current Liabilities	3,862,189	3,795,622

Non-Current Liabilities
Long-term debt, net of current portion	14,138	14,138
Long-term debt payable to related parties, net of current portion	840,007	840,007
Deferred revenue, net of current portion	369,478	369,478

Total Non-Current Liabilities	1,223,623	1,223,623

Total Liabilities	5,085,812	5,019,245

Commitments and Contingencies
Shareholders’ Deficit
Common stock, $0.001 par value
Authorized - 250,000,000 shares
Issued and outstanding - 99,136,563 shares	99,137	99,137
Additional paid-in capital	5,427,470	5,463,440
Accumulated deficit	(9,528,760)	(9,498,163)

Total Shareholders’ Deficit	(4,002,153)	(3,935,586)

Total Liabilities and Shareholders’ Deficit	$1,083,659	$1,083,659

Satellite Security Corporation and Subsidiary

Consolidated Statement of Operations

(Unaudited)

	For the three months ended June 30, 2006		For the six months ended June 30, 2006
	Previously Reported	Restated	Previously Reported	Restated
Revenues	$449,409	$449,409	$655,297	$655,297
Cost of revenues	388,008	388,008	561,592	561,592

Gross Profit	61,401	61,401	93,705	93,705
Operating Expense
Research and development	62,634	62,634	137,167	137,167
Marketing and sales	154,561	155,951	287,556	288,946
General and administrative	838,062	872,642	1,434,408	1,468,988

Total Expenses	1,055,257	1,091,227	1,859,131	1,895,101

Operating Loss	(993,856)	(1,029,826)	(1,765,426)	(1,801,396)
Other Expense
Interest expense	156,836	740,525	932,935	866,368

Net Loss	($1,150,692)	($1,770,351)	($2,698,361)	($2,667,764)

Basic and diluted loss per share	($0.01)	($0.02)	($0.03)	($0.03)

Weighted average common shares	98,841,178	98,841,178	98,451,038	98,451,038

Satellite Security Corporation and Subsidiary

Consolidated Statement of Cash Flows

(Unaudited)

	For the six months ended June 30, 2006
	Previously Reported	Restated
Cash flows from operating activities:
Net loss	($2,698,361)	($2,667,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	17,361	53,331
Common stock issued for services	180,000	180,000
Depreciation	31,968	31,968
Non-cash interest expense	799,614	733,047
Original issue discount amortization	40,000	40,000
Other non-cash items	19,951	19,951
Changes in operating assets and liabilities:
Accounts receivable, net	(201,138)	(201,138)
Inventories	(433,692)	(433,692)
Accounts payable	845,067	845,067
Accrued liabilities	(54,796)	(54,796)
Deferred revenues	7,836	7,836
Other	(1,347)	(1,347)

Net cash used in operating activities	(1,447,537)	(1,447,537)

Cash flows from investing activities:
Purchases of property and equipment	(86,056)	(86,056)

Net cash (used in) investing activities	(86,056)	(86,056)

Cash flows from financing activities:
Repayment of long-term debt	(9,681)	(9,681)
Proceeds from short-term loan	500,000	500,000
Proceeds from related party loan	1,171,973	1,171,973
Repayment of related party loan	(50,000)	(50,000)
Shareholder advances	105,000	105,000
Shareholder repayments	(181,512)	(181,512)

Net cash provided by financing activities	1,535,780	1,535,780

Net increase in cash	2,187	2,187

Cash at beginning of period	16,442	16,442

Cash at end of period	$18,629	$18,629

ITEM 3.	CONTROLS AND PROCEDURES

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

Based on an evaluation performed by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer initially concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006. However, management, with the participation of the Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the Company’s disclosure controls and procedures, in light of the restatement of the Company’s financial statements filed in the amended Quarterly Report on form 10-QSB/A dated August 11, 2006, and concluded that the disclosure controls and procedures were not effective as of June 30, 2006. This conclusion was based on the Company’s identification of a weakness with regard to its calculation of compensation expenses related to certain stock option repricing and grants and the calculation of interest expense arising out of the beneficial conversion feature associated with a convertible promissory note issued to the Aston Organization, Ltd. (the “Note”) in the first half of 2006.

As of the filing of this amended Quarterly Report on Form 10-Q/A, management, including the Company’s Chief Executive Officer and Chief Financial Officer, believes that the weakness in internal control over financial reporting relating to its calculation of compensation expenses related to certain stock option repricing and grants and the calculation of interest expense arising out of the beneficial conversion feature associated with a convertible promissory note issued to the Aston Organization, Ltd. (the “Note”) in the first half of 2006 has been remediated and the Company’s disclosure controls and procedures are effective as of the date of this filing.

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