Form 10QSB
period 2006-09-30
SATELLITE SECURITY CORP
filed 2006-11-16
CIK 1084088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

On November 16, 2006, the registrant had outstanding 110,981,560 shares of Common Stock, which is the registrant’s only class of common equity.

Transitional Small Business Disclosure Format (Check One)    YES  ☐    NO  ☑

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Satellite Security Corporation and Subsidiary

Consolidated Balance Sheet

(Unaudited)

September 30, 2006
Assets
Current Assets
Cash and cash equivalents	$960,438
Accounts receivable, net of allowance for doubtful accounts of $215,000	63,145
Inventories, net of allowance for obsolete inventory of $45,000	309,819
Debt issuance costs	116,560
Deferred costs	22,992
Other current assets	14,892

Total Current Assets	1,487,846

Property and Equipment, Net	131,674

Other Assets
Debt issuance costs, net of current portion	208,212
Deferred costs, net of current portion	103,982
Restricted cash for letter of credit	75,000

Total Other Assets	387,194

Total Assets	$2,006,714

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable	$614,494
Accrued expenses	395,327
Deferred revenue, current portion	73,718
Short-term debt	21,114
Notes and loans payable to related parties	164,841

Total Current Liabilities	1,269,494

Non-Current Liabilities
Secured convertible notes, net of discount of $3,061,918	238,082
Embedded derivative	3,259,600
Common stock warrants	2,014,670
Long-term debt	8,882
Long-term debt payable to related parties, net of current portion	768,200
Deferred revenue, net of current portion	393,797

Total Non-Current Liabilities	6,683,231

Total Liabilities	7,952,725

Commitments and Contingencies
Shareholders’ Deficit
Common stock, $0.001 par value; authorized - 250,000,000 shares Issued and outstanding - 110,981,560 shares	110,982
Preferred stock, $0.001 par value; authorized - 10,000,000 shares Issued and outstanding - 0 shares	—
Additional paid-in capital	6,877,832
Accumulated deficit	(12,934,825)

Total Shareholders’ Deficit	(5,946,011)

Total Liabilities and Shareholders’ Deficit	$2,006,714

The accompanying notes are an integral part of these consolidated financial statements.

Satellite Security Corporation and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Revenues	$419,632	$263,431	$1,074,929	$972,227
Cost of Revenues	355,764	186,132	917,356	553,081

Gross Profit	63,868	77,299	157,573	419,146
Operating Expense
Research and development	67,863	82,077	205,030	235,350
Marketing and sales	196,375	121,572	485,320	269,941
General and administrative	830,799	230,141	2,299,787	853,186

Total Expenses	1,095,037	433,790	2,990,137	1,358,477

Operating Loss	(1,031,169)	(356,491)	(2,832,564)	(939,331)
Other Income/(Expense)
Interest expense	(3,127,590)	(17,214)	(3,993,958)	(64,886)
Net change in fair value of common stock warrants and embedded derivative liability	722,097	—	722,097	—

Total Other Income/(Expense)	(2,405,493)	(17,214)	(3,271,861)	(64,886)
Net Loss	$(3,436,662)	$(373,705)	$(6,104,425)	$(1,004,217)

Basic and diluted loss per share	$(0.03)	$(0.01)	$(0.06)	$(0.02)

Weighted average common shares	109,075,132	52,543,264	102,031,319	49,936,145

The accompanying notes are an integral part of these consolidated financial statements.

Satellite Security Corporation and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(6,104,425)	$(1,004,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on long-term debt	2,696,367	—
Non-cash interest expense on beneficial conversion feature on related party loan	799,614	—
Non-cash income from change in value of warrants and embedded derivative liability	(722,097)
Common stock issued for services	446,000	—
Amortization of debt discount	238,082	—
Share-based compensation expense	157,802	—
Amortization of defered financing costs	65,228	—
Depreciation	34,759	32,757
Other non-cash items	2,443	—
Changes in operating assets and liabilities:
Accounts receivable, net	38,391	167,595
Inventories	(276,119)	5,724
Deferred costs	(73,675)
Accounts payable	116,612	(352,603)
Accrued liabilities	(87,377)	(171,227)
Deferred revenues	37,418	285,141
Other	(7,875)	30,462

Net cash used in operating activities	$(2,638,852)	$(1,006,368)

Cash flows from investing activities:
Purchases of property and equipment	(62,219)	(39,633)

Net cash (used in) investing activities	$(62,219)	$(39,633)

Cash flows from financing activities:
Proceeds from secured convertible notes	3,300,000	—
Deferred financing costs on secured convertible notes	(350,000)
Repayment of long-term debt	(14,481)	(15,037)
Proceeds from short-term loan	500,000	1,009,912
Repayment of short-term loan	(540,000)	(93,465)
Proceeds from related party loan	1,244,078	—
Repayment of related party loan	(351,051)	—
Shareholder advances	105,000	259,918
Shareholder repayments	(248,479)	(275,599)
Proceeds from sale of stock	—	150,016

Net cash provided by financing activities	$3,645,067	$1,035,745

Net increase in cash	943,996	(10,256)

Cash at beginning of period	16,442	2,239

Cash at end of period	$960,438	$(8,017)

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	133,826	64,886

Supplemental schedule of non-cash financing activities:
Conversion of related party debt into common stock	1,131,200	802,217
Debt discount in connection with recording value of embedded derivative liability	3,300,000	—
Allocation of convertible note proceeds to warrants	2,944,590	—

The accompanying notes are an integral part of these consolidated financial statements.

SATELLITE SECURITY CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Basis of Presentation

The Company

The Company was incorporated under the laws of the State of Nevada on April 8, 1998 under the name “Celtron International, Inc.” (“Celtron”). On December 9, 2005, Celtron and Satellite Security Systems, Inc., a California corporation (“Satellite”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). On December 31, 2005, Satellite merged with and into a wholly owned subsidiary of Celtron (the “Merger”). Pursuant to the terms of the Merger Agreement, Celtron issued one share of its common stock in exchange for each 3.12 shares of Satellite’s outstanding common stock resulting in the issuance of 65,076,750 shares of common stock to the former stockholders of Satellite. Holders of 32,979,813 outstanding shares of Celtron’s common stock continued to hold their stock following the Merger and there were no monetary assets exchanged to these holders.

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

Basis of Presentation

The accompanying consolidated financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005, respectively, are unaudited. The consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles applicable to interim periods. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented. Certain prior year amounts have been reclassified to conform to current period presentation.

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

In accordance with generally accepted accounting principles, the Merger was treated as a public shell merger purchase for financial reporting purposes. In accordance with the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations,” Satellite was considered the acquiring enterprise for financial reporting purposes. Accordingly, the financial statements include the historical results of operations of Satellite, the accounting acquirer, except for the statements of changes in shareholders’ deficit, which has been converted to shares of the Company based on the above merger ratios.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses to date from operations, and for the nine months ended September 30, 2006. This factor, among others, including continuing negative cash flows from operations, negative working capital and shareholder deficiencies indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability of assets, the amounts of liabilities, and their classifications that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability.

Management funded its operations for the first nine months of fiscal year 2006 through borrowings under a $2,000,000 credit facility from a related party, The Aston Organization, Ltd (see Note 6 of the Notes to Consolidated Financial Statements), borrowings under a $540,000 Secured Note Agreement (see Note 4 of the Notes to Consolidated Financial Statements) with an unrelated third party investor, as well as through a financing transaction with a group of unrelated accredited investors in which the Company issued an aggregate of (i) $3.3 million of secured, convertible promissory notes; (ii) 21,607,465 Series A Warrants exercisable at $0.13 per share; and (iii) 18,006,221 Series B Warrants exercisable at $0.143 per share (see Note 4 of the Notes to Consolidated Financial Statements). The financing resulted in net proceeds to the Company of $2,947,550 after deducting finder’s fees and expenses. In connection with this financing transaction all the outstanding principal, accrued and unpaid interest under the $2,000,000 credit facility was converted into common stock and the associated note was terminated. Additionally, the Company repaid all amounts due under the $540,000 Secured Note Agreement by repaying $40,000 in cash and converting the remaining $500,000 into a subscription in the July 13, 2006 financing transaction of convertible notes and warrants.

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

Cash and Cash Equivalents

Cash and cash equivalents is comprised of cash and highly liquid time deposits held at a major financial institution, which from time to time exceed federally insured limits. The Company believes that the risk of any loss related to its deposits is minimal.

Inventories

Inventories, which consist primarily of purchased parts and supplies, are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

Warranty

The Company’s hardware is sold with a warranty against defects in material and workmanship for a period of one year from the date of sale. Hardware manufactured by third parties is typically covered by a one year warranty from the product manufacturer. Anticipated future warranty costs are estimated, based upon historical expenses and an analysis of product field failures. At this time, the Company believes, based on historical data collected over the last 21 months, that the current warranty reserve is sufficient to cover the associated costs of repairing or replacing defective hardware remaining under warranty.

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

Fair Value of Financial Instruments

The Company estimates the fair value of certain of its assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures About Fair Value of Financial Instruments. At September 30, 2006, management believes that the carrying amounts of cash, accounts receivable, accounts payable, and accrued expenses approximate their fair value because of the short maturity of these financial instruments. The Company believes that the carrying value of its loans approximate their fair values based on current market rates of interest, except related party debt. Management believes it is impracticable to determine the fair value of related party debt because of the related party attributes of that debt.

Derivatives

Under Emerging Issues Task Force (EITF) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the initial balance sheet classification of contracts that require net cash settlement are recorded as assets or liabilities and contracts that require settlement in shares are recorded as equity instruments. At each balance sheet date, the Company reviews contracts and equity instruments that are to be settled in common stock to determine if sufficient common shares are available to satisfy the maximum number of shares that could be required to net-share settle the contracts, among other conditions. Changes in fair value are accounted for in the statement of operations (See Note 4).

Concentration of Credit Risk

The Company provides products and services to customers in a variety of industries worldwide, including local and federal governments, utilities, and transportation. Concentration of credit risk with respect to trade receivables is limited due to the geographic and industry dispersion of the Company’s customer base. No one customer accounted for more than 9% of trade accounts receivable, net, at September 30, 2006.

A small number of customers have traditionally accounted for a large percentage of the Company’s revenues. These customers accounted for approximately 75% and 61% of total revenues for the three months ended September 30, 2006 and 2005, and 57% and 47% for the nine months ended September 30, 2006 and 2005, respectively.

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

In December 2004, the Financial Accounting Standards Board (FASB) revised SFAS No. 123, Share-Based Payment, which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. On April 14, 2005, the U.S. Securities and Exchange Commissions adopted a new rule amending the effective dates for SFAS No. 123(R). In accordance with the new rule, the accounting provisions of SFAS No. 123(R) were effective for the Company beginning in the quarter ended March 31, 2006.

Under SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company adopted the provisions of SFAS No. 123(R) effective January 1, 2006, using a modified prospective application, which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123(R) apply to new awards and to awards that are outstanding at the effective date and subsequently modified, repurchased or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro-forma disclosure purposes under SFAS No. 123.

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

During the three months ended September 30, 2006, the Company granted employees incentive stock options to purchase up to 1,700,000 shares of its common stock at a price per share of $0.08 to $0.13 under the terms of the 2006 Equity Incentive Plan. The options expire in 2016 and vest over a period of three years from the date of grant. Based on the current fair market value of the Company’s common stock on dates of grant, total compensation expense of $129,324 will be recognized under the Black-Scholes option pricing model in connection with the option grants over the three year vesting period.

Option valuation models require the input of highly subjective assumptions, including the expected life of the option and stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The adoption of SFAS No. 123(R)’s fair value method may have a negative impact on the Company’s results of operations if the Company grants share-based payments to its employees in the future. The impact of adopting SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature. The requirement will reduce net operating cash flows and increase net financing cash flows in periods of adoption.

The following weighted average assumptions were used for grants at September 30, 2006:

	For the three months ended September 30, 2006	For the nine months ended September 30, 2006
Expected option life (years)	5	5
Risk-free interest rate	4.98%	4.96%
Expected dividend yield	None	None
Expected volatility	63.32%	64.40%

The share-based compensation expense calculated using the Black-Scholes model for grants at September 30, 2006 is as follows:

	For the three months ended September 30, 2006	For the nine months ended September 30, 2006
Research and development	$11	$11
Marketing and sales	9,944	16,460
General and administrative	41,107	87,922

Share-based compensation	$51,062	$104,393

A summary of option activity as of September 30, 2006 is as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Outstanding Options at December 31, 2005	1,923,077	$0.31	—
Granted	9,123,077	$0.127	9.66
Exercised	—	—	—
Forfeited, cancelled or expired	(1,923,077)	$0.31	—

Outstanding at September 30, 2006	9,123,077	$0.127	9.66

Exercisable at September 30, 2006	1,923,077	$0.15	—

The weighted average grant-date fair values of options granted during the nine months ended September 30, 2006 was $0.117 per share. There were no options exercised for the nine months ended September 30, 2006.

Issuance of Stock for Non-cash Consideration

All issuances of the Company’s common stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by consultants and others and has been valued at the market value of the shares issued.

On July 7, 2006, the Board of Directors approved and issued 534,088 shares of the Company’s common stock to all employees of the Company who had been employed since October of 2005 as a stock grant under the terms of the Company’s 2006 Equity Incentive Plan. In connection with the transaction, the Company recorded total compensation expense of $53,409 based on the closing price of its common stock on July 7, 2006, the award date.

On July 21, 2006, the Board of Directors approved a stock grant under the terms of the 2006 Equity Incentive Plan and issued 1,900,000 shares of the Company’s common stock to two consultants of the Company in exchange for past services rendered. In connection with the transaction, the Company recorded total consulting expense of $266,000 based on the closing price of its common stock on July 21, 2006, the award date.

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

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share. SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all instruments which could result in the issuance of potentially dilutive common shares outstanding during the period, if any, including stock options, using the treasury stock method, and Convertible Notes, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. The potential issuance of additional common stock has not been included in the computation of diluted loss per share, as the effect would be anti-dilutive.

Note 3 - Property and Equipment

Property and equipment as of September 30, 2006 consists of the following:

Furniture and equipment	$193,250
Purchased software costs	145,624

Total property and equipment	338,874
Less: Accumulated depreciation	(207,200)

Net property and equipment	$131,674

Depreciation expense was $11,827 and $11,253 for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, depreciation expense was $34,759 and $32,757, respectively.

Note 4 - Secured Convertible Notes, Embedded Derivative and Common Stock Warrants

On July 13, 2006 the Company entered into a secured convertible note and warrant financing transaction (the “Secured Note Financing”) with a group of unrelated accredited investors in which the Company issued an aggregate of: (i) $3.3 million of Secured Convertible Promissory Notes (the “Notes”); (ii) 18,006,221 Series A Warrants exercisable at $0.13 per share and; (iii) 18,006,221 Series B Warrants exercisable at $0.143 per share. The Series A and Series B warrants expire on July 13, 2011.

The Secured Note Financing resulted in net proceeds to the Company of $2,947,550 after deducting finder’s fees of $330,000 and other expenses of $22,450. In connection with the Secured Note Financing, the Company also granted 3,601,244 Series A warrants at an exercise price of $0.13 per share to an investment banker as a finder’s fee. In addition, the Company will be required to pay finder’s fees totaling 10% of the cash proceeds received by the Company upon exercise of any of the Series A or Series B Warrants. The Company will use the proceeds from the Secured Note Financing for general working capital purposes.

The transaction costs incurred in connection with the Secured Note Financing have been deferred and will be amortized using the interest method over the three-year life of the Notes. Any transaction costs in connection with the future exercise of the warrants will be recognized at that date, when and if the warrants are exercised.

At the election of the holders of the Notes, any outstanding principal and interest due under the Notes may be converted into shares of the Company’s common stock at a conversion price equal to 75% of the volume weighted average price of the Company’s common stock using the AQR function as reported by Bloomberg L.P. for the five trading days preceding the conversion date. In addition, the Company has filed a registration statement with the Securities and Exchange Commission to register the resale of the shares of common stock underlying the Convertible Promissory Notes and the Series A and B Warrants in connection with the Secured Note Financing.

The amounts outstanding under the Secured Convertible Promissory Notes bear interest at the rate of 10% per annum, payable on a quarterly basis. The Notes mature on July 13, 2009 and are secured by a lien on substantially all of the Company’s assets, including a pledge of its shares in Satellite. Total interest paid in connection with the Notes for the three and nine months ended September 30, 2006 was $71,425.

In accounting for the Notes and the Series A and Series B Warrants described above, the Company considered the guidance contained in EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Common Stock, and SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. In accordance with the guidance provided in EITF No. 00-19, the Company determined that the conversion feature of the Notes represents an embedded derivative since the note is convertible into a variable number of shares upon conversion and a liquidated damage clause contained in the Registration Rights Agreement related to the Notes requires the Company to pay liquidated damages of 2.0% for each thirty (30) days, or part thereof, of the outstanding principal amount of the Notes, in cash or registered shares of common stock to the Note Holders in the event that a registration statement covering the shares underlying the Notes and warrants was not registered for sale and distribution under the 1933 Act within forty-five (45) calendar days after the closing date of July 13, 2006 and caused to be declared effective not later than ninety (90) calendar days after the closing date or one hundred and fifty (150) calendar days in the event the registration statement is reviewed by the Securities and Exchange Commission. Accordingly, the Notes are not considered to be “conventional” convertible debt under EITF No. 00-19 and thus the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability.

The Company calculated the fair value of the embedded conversion feature on July 13, 2006 using the Black-Scholes valuation model with the following assumptions: market price of $0.13; exercise price of $0.092, which represents a 25% discount to the Company’s volume weighted average price as reported on the OTC Bulletin Board for the five (5) day period prior to July 13, 2006; discount rate of 5.04%; expected volatility of 63% and an expected life of five (5) years. The fair value of $3,072,343 was recorded as a debt discount, which reduced the carrying amount of the Notes. To determine the liability related to the warrants, the Company calculated the fair value of the warrants on July 13, 2006 using the Black-Scholes valuation model with the following assumptions: market price of $0.13; exercise price of $0.13 and $0.143; discount rate of 5.04%; expected volatility of 63% and an expected life of five (5) years. The fair value of $2,924,024 was also recorded as a debt discount. Combined with deferred debt issuance costs, the total debt discount attributable to the warrants and embedded conversion feature of $5,996,367 exceeded the principal amount of the Notes by $2,696,397. Accordingly this excess amount was charged directly to interest expense on July 13, 2006. The remaining $3,300,000 of debt discount will be amortized over the three year term of the Notes. As of September 30, 2006, interest expense totaled $238,082 in connection with the amortization of this debt discount.

A summary of the Secured Convertible Promissory Notes at September 30, 2006 is as follows:

Secured Convertible Promissory Notes; 10% per annum; due 7/13/2009	$3,300,000
Debt Discount, net of accumulated amortization of $238,082	3,061,918

Total	$238,082

The Company is required to measure the fair value of the warrants and the embedded conversion feature on the date of each reporting period. The effect of this re-measurement will be to adjust the carrying value of the liabilities related to the warrants and the embedded conversion feature. Accordingly, the Company re-measured the fair value of the warrants at September 30, 2006 using the Black-Scholes valuation model with the following assumptions: market price of common stock on the measurement date of $0.10, exercise price of $0.13 and $0.143, discount rate of 4.67%, expected volatility of 64.1%, and an expected life of five (5) years. This resulted in a fair market value in connection with the warrants of $2,014,670 at September 30, 2006. The decrease in fair market value of the warrants resulted in non-cash interest income of $909,354.

The Company re-measured the fair value of the embedded conversion feature at September 30, 2006 using the Black-Scholes valuation model with the following assumptions: market price of common stock on the measurement date of $0.10, exercise price of $0.068 which represents a 25% discount to the Company’s volume weighted average price as reported on the OTC Bulletin Board for the five (5) day period prior to the last trading day of the period, September 29, 2006; discount rate of 4.67%, expected volatility of 64.1% and an expected life of five (5) years. This resulted in a fair market value for the embedded conversion feature of $3,259,600. The increase in the fair market value of the embedded conversion feature resulted in a non-cash interest expense of $187,257. Combined with non-cash interest income related to the re-measurement of the fair value of the warrants, the Company recorded non-cash interest income of $722,097 in the quarter ended September 30, 2006 related to the net change in the fair market value of the common stock warrants and embedded derivative liability.

In connection with the Secured Note Financing, the Company repaid all amounts due under the $540,000 Secured Note Agreement with Double U Master Fund, L.P. by repaying $40,000 in cash and converting the remaining $500,000 into a subscription in the July 13, 2006 financing transaction of convertible notes and warrants. In connection with the repayment, the Company re-priced the 540,000 warrants issued to Double U Master Fund, L.P. on May 19, 2006 from an exercise price of $0.25 per share to an exercise price of $0.13 per share, the market price on the date of the Secured Note Financing. Based on the Black-Scholes model, the Company recorded interest expense of $20,566 in connection with the re-pricing. The exercise date of the 540,000 warrants and the registration rights remain unchanged.

Note 5 - Debt

As of September 30, 2006, debt consisted of the following obligations:

Note payable–software purchase, due by December 2007, payable in 48 monthly installments of $1,885, bearing interest at 9%, secured by related software and guaranteed by a shareholder.	$29,996

Less: short-term portion	(21,114)

Long-term debt	$8,882

Note 6 - Related Party Transactions

Notes and Loans

As of September 30, 2006, the Company had notes and loans to related parties consisting of the following:

Note payable – officer – unsecured, 12% interest, due June 1, 2006	$20,000
Loans payable – shareholders – unsecured, non-interest bearing, no terms for repayment.	115,730
Loan payable – shareholder – unsecured, due in 228 installments of $7,000, imputed interest of 7%.	797,311

Total related party debt	933,041
Less: short-term portion of related-party debt	(164,841)

Total long-term portion of related party debt	$768,200

On July 9, 2006 the Company reached an agreement on a loan payable to a shareholder to accelerate repayment of this note. Under the agreement, the shareholder agreed to waive the requirement in the original note which entitled him to 15% of the proceeds of the July 13, 2006 Secured Note Financing transaction in exchange for payment to the shareholder in the amount of $300,000 to be applied as follows: $230,000 to reimburse shareholder for payment shareholder made in full of a note with bank for which the Company is the guarantor on the underlying note with the bank in the same amount, $10,000 for prior year rent and $60,000 on the loan payable to the shareholder. All penalties and claims for missed payments were waived and payments on the loan payable to the shareholder resumed in the amount of $7,000 per month on August 15, 2006.

Interest

The Company paid $14,809 and $10,294 in interest payments to a shareholder for the three months ended September 30, 2006 and September 30, 2005, respectively, and $35,178 and $13,046 for the nine months ended September 30 2006 and 2005, respectively.

Aston Note

On February 14, 2006, the Company entered into a $2,000,000 credit arrangement with The Aston Organization, Ltd. (“Aston”) and Zirk Engelbrecht, Chairman of the Board of Directors. Mr. Engelbrecht and Mr. Stephen Hallock, also a member of the Board of Directors, were at the time the sole shareholders of Aston. Pursuant to the terms and conditions set forth in a Convertible Promissory Note (the “Aston Note”) between Aston and the Company, Aston agreed to make loans to the Company from time to time, up to an aggregate amount of $2,000,000.

On July 9, 2006, the Company entered into a Note Conversion and Lock-Up Agreement with Aston in which Aston elected to convert $1,035,200 being the total amount of outstanding principal, accrued and unpaid interest and all other amounts due under the Aston Note into 9,410,909 shares of the Company’s common stock at the rate of $0.11 per share, the market price on the date of the Note Conversion and Lock-Up Agreement. In connection with the conversion, the Company and Aston agreed to terminate the Aston Note.

Employment Agreement

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

Legal Fees

The Company paid legal fees to a law firm in which a relative of an officer, shareholder and director of the Company is a shareholder. Total legal fees paid to this law firm for the three months ended September 30, 2006 and 2005 were $85,000 and $16,501 respectively. For the nine months ended September 30, 2006 and 2005, total legal fees paid to this firm were $165,213 and $27,311 respectively.

Note 7 - Commitments and Contingencies

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

Note 8 - Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Statements No. 133 and 140. FASB No. 155 eliminates the exemption from applying FASB No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments, thus providing for simplified accounting for certain hybrid financial instruments by permitting the fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. Under this approach, changes in fair value would be recognized by the Company

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within generally accepted accounting principles. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact this statement will have on its financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

In addition to historical information, the following discussion of our results of operation and financial condition contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. As contained herein, the words “expects,” “anticipates,” “believes,” “intends,” “will,” and similar types of expressions identify forward-looking statements, which are based on information that is currently available to the Company, speak only as of the date hereof, and are subject to certain risks and uncertainties. Please be advised that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in forward-looking statements. We have attempted to identify, in context, certain factors that we currently believe may cause actual future experiences and results to differ from our current expectations which are set forth below under the heading “Risk Factors”. The difference may be caused by a variety of factors, including, but not limited to, the need for additional capital to execute the Company’s business plan, the failure to develop significant demand for our products and services, competition, including entry of new competitors, unexpected costs, lower revenues and net income than forecast, price increases for supplies, inability to raise prices, the risk of litigation and administrative proceedings involving us and our employees, higher than anticipated labor costs, the possible fluctuation and volatility of our operating results and financial condition, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss of key executives, changes in interest rates, inflationary factors, and other specific risks that may be alluded to in this report.

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

Since the merger, our primary business has been the operations conducted by our subsidiary Satellite in the development and sale of asset tracking and monitoring solutions and services. We generate one-time revenues through direct and channel sales of our GPS tracking devices which we market under the name GlobalGuard™. We then offer and supply stealth and covert monitoring services with two-way communications capabilities linked to our Monitoring and Support Center (the “MSC”) which we staff with trained personnel 24 hours a day, seven days a week. The monitoring services are provided under the terms of service contracts which provide monthly recurring revenue to the Company. Typically these contracts have an initial period of one to five years. The amount of revenues derived from monitoring services is based on customer options for monitoring and control functions, such as monitoring movement of vehicles in a fleet, remotely initiating operation of a generator, valve or other piece of equipment.

Our products have the potential for broad-scale applications for law enforcement, homeland security, fleet tracking and management, utility applications and fixed point monitoring. We have initially focused our solutions on applications and services for law enforcement, and we have several programs currently under way with Federal, state and local law enforcement agencies. These programs allow law enforcement officials to utilize our solutions to track suspects or convicted felons (e.g., sexual predators) covertly. We also offer a “Bait Car” solution for law enforcement to deploy in aiding the fight against auto theft — a car with an integrated tracking device can be left unattended and we can notify law enforcement in the event the vehicle moves.

We entered the third quarter with three operating objectives: secure additional working capital, recruit personnel for key management positions, and increase our sales and distribution activities.

We entered the third quarter with limited cash and a substantial working capital deficit. On July 13, 2006 we entered into a convertible note and warrant financing transaction (the “Secured Note Financing”) with a group of unrelated accredited investors in which the Company issued an aggregate of: (i) $3.3 million of Secured Convertible Promissory Notes; (ii) 21,607,465 Series A Warrants exercisable at $0.13 per share; and (iii) 18,006,221 Series B Warrants exercisable at $0.143 per share. We received net proceeds of $2,947,550 from the Secured Note Financing, after deducting finder’s fees and expenses. In connection with the Secured Note Financing we repaid two other outstanding loans. We used a portion of the proceeds from the Secured Note Financing to pay off a short term $540,000 Promissory Note. In addition, as a condition to the financing, the Aston Organization, Ltd. agreed to convert $1,035,200 outstanding under a Secured Convertible Note into 9,410,909 shares of our common stock at the rate of $0.11 per share, the market price on the date of the conversion. We will use the balance of the proceeds from the Secured Note Financing transaction for general working capital purposes.

On July 14, 2006 we entered into an Employment Agreement with Mr. Aidan Shields, pursuant to which Mr. Shields will act as our Chief Financial Officer with oversight of all financial and reporting obligations for the company. On August 7, 2006 we entered into an employment agreement with Mr. Eric Chapman pursuant to which Mr. Chapman will act as President of our operating subsidiary Satellite with responsibility for all of its operations, including sales and business development.

Our sales efforts during the third quarter focused on the development of additional markets and distribution channels for our solutions. We targeted proposals and developed applications during the quarter that are tailored for Air Quality Management Districts and school transportation and student safety, including monitoring the location of school buses in transit. Earlier this year, we entered into a Supply Agreement with Blue Bird Corporation, a manufacturer of school buses, to offer our GlobalGuard™ GPS solutions in their buses. Sales of hardware devices to Blue Bird Corporation accounted for a substantial portion of our revenues for the period ended September 30, 2006. Overall revenues were $419,632 for the third quarter, bringing total revenues for the year to $1,074,929.

As we move into the fourth quarter we will look to continue the hardware sales and work with Blue Bird to market monitoring services to school districts and school transportation customers. We are also looking to diversify our revenue base and increase overall revenues through the pursuit of opportunities with Air Quality Management Districts and vehicle fleet management companies where we believe we offer unique solutions or customer value proposition. Despite these efforts, because of the small size of our operations and our dependence on a few customers or contracts opportunities, our business and results of operations may experience volatility from quarter to quarter. If we fail to reach our operating goals, or if we incur unanticipated expenses, we may require additional capital to support our continued operations.

RESULTS OF OPERATIONS

Revenues

Revenues were $419,632 for the three months ended September 30, 2006, compared to $263,431 for the same period in 2005. Revenues were $1,074,929 for the nine months ended September 30, 2006 compared to $972,227 for the same period in 2005. Revenues increased $156,201 or 59% for the three months ended September 30, 2006, compared to the same period in 2005. Revenues increased $102,702 or 11% for the nine months ended September 30, 2006, compared the same period in 2005. The increases were primarily due to increased hardware sales partially offset by decreased monitoring service revenue from the Company’s MSC.

Cost of Revenues

Cost of revenues includes hardware, wireless airtime expense and personnel-related costs for the MSC. Costs of revenues were $355,764 or 85% of revenues for the three months ended September 30, 2006, compared to $186,132 or 71% of revenues for the same period in 2005. Costs of revenues were $917,356, or 85% of revenues for the nine months ended September 30, 2006, compared to $553,081 or 57% of revenues for the same period in 2005. Cost of revenues increased $169,632, or 91%, for the three month period ended September 30, 2006 compared to the same period in 2005. For the nine month period ended September 30, 2006 cost of revenues increased $364,275, or 66%, compared to the same period in 2005. The increase in cost of revenues as a percentage of revenues is primarily attributable to product mix, as a higher percentage of our revenues were derived from hardware sales during the period, combined with higher hardware costs from third party manufacturers, and reduced leverage on fixed costs at the MSC.

Research and Development

Research and development expenses include payroll, and costs associated with software development, product design and outsourcing. Research and development expenses were $67,863 for the three months ended September 30, 2006, compared to $82,077 for the same period in 2005. Research and development expenses were $205,030 for the nine months ended September 30, 2006, as compared to $235,350 for the same period in 2005. Research and development decreased $14,214, or 17%, for the three months ended September 30, 2006 compared to the same period a year ago. For the nine months ended September 30, 2006, research and development expenses decreased $30,320, or 13% compared to the same period in 2005. The decreases were primarily due to reductions in research and development related payroll.

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

Marketing and Sales Expenses

Marketing and sales expenses include payroll, and costs associated with advertising, promotions, trade shows, seminars, and similar programs, as well and travel expenses. Marketing and sales expenses were $196,375 for the three months ended September 30, 2006, compared with $121,572 for the same period in 2005. Marketing and sales expenses were $485,320 for the nine months ended September 30, 2006 compared to $269,941 for the same period in 2005. Marketing and sales expenses increased $74,803, or 62% for the three months ended September 30, 2006 compared to the same period a year ago. For the nine months ended September 30, 2006, marketing and sales expenses increased $215,379 or 80% compared to the same period in 2005. The increases were primarily due to additional payroll to support our channel sales programs.

We expect marketing and sales expenses to increase in absolute dollar amounts and as a percentage of total revenues for the remainder of the year in connection with our marketing support to develop distribution channels for our products and services.

General and Administrative

General and administrative expenses include payroll and costs associated with the finance, facilities, and legal and other administrative functions of the Company. General and administrative costs were $830,799 for the three months ended September 30, 2006 compared with $230,141 for the same period in 2005. General and administrative costs were $2,299,787 for the nine months ended September 30, 2006, compared with $853,186 for the same period in 2005. General and administrative expenses increased $600,658 or 261%, for the three months ended September 30, 2006 compared to the same period a year ago. For the nine months ended September 30, 2006, general and administrative expenses increased $1,446,601, or 170% compared to the same period in 2005. The increases in General and Administrative expenses were primarily due to increased audit, consulting and legal fees, partly as a result of our becoming a public company, as well as additional payroll to support the administrative and finance functions.

We believe that our general and administrative expenses are adequate to support current needs and some growth. However, given the size of our operations, small changes, such as the addition of a single payroll position, has a substantial impact on the general and administrative expenses.

Interest Expense

Interest expenses were $3,127,590 for the three months ended September 30, 2006 compared to $17,214 for the same period in 2005. Interest expenses were $3,993,958 for the nine months ended September 30, 2006, compared to $64,886 for the same period in 2005. The increase in interest expense for the nine months ended September 30, 2006 was primarily due to the following:

Issuance of the convertible promissory note to the Aston Organization Ltd, which included a beneficial conversion feature which, under generally accepted accounting principals, resulted in an interest expense of $799,614 for the nine months ended September 30, 2006.

Interest on the $3,300,000 of Notes issued with the $3,300,000 Convertible Debt and Warrant financing on July 13, 2006 at the rate of 10% per annum and payable quarterly. Interest paid for the nine months ended September 30, 2006 was $71,425.

Non-cash expenses which we incurred as a result of our valuation on July 13, 2006 of the initial warrant and embedded derivative liabilities related to the Notes and the revaluation of warrants associated with the Secured Note Agreement as of September 30, 2006. A non-cash expense of $2,696,367 represents the amount that the aggregate of the warrant and embedded derivative liabilities exceeded the face amount of the convertible note of $3,300,000. Interest expense also includes the amortization of the debt discount associated with the Notes. Interest expense on the amortization of the debt discount for the nine months ended September 30, 2006 was $238,082.

Net Change in Fair Value of Common Stock Warrants and Embedded Derivative Liability

Net change in fair value of common stock warrants and embedded derivative liability of $722,097 consists of the net change in the carrying values of the liabilities for the common stock warrants and the embedded derivative liabilities related to the Secured Convertible Notes on September 30, 2006.

Net Loss

Net loss includes loss from operations and interest expense. We recorded a net loss of $3,436,662 for the three months ended September 30, 2006 compared to a net loss of $373,705 for the same period in 2005. We recorded a net loss of $6,104,425 for the nine months ended September 30, 2006 compared to a net loss of $1,004,217 for the same period in 2005. The increase in net loss for the nine months ended September 30, 2006 as compared to the same period of 2005 was due to an increase in revenue of $102,702 offset by an increase in cost of revenues of $364,275; an increase in operating costs of $1,631,660; increased interest expense of $3,929,072, primarily from the non-cash expenses which we incurred as a result of our valuation of the warrants and embedded derivative liabilities related to the Secured Note Financing and the beneficial conversion feature on the Aston Note; and the net change in fair value of $722,097 on common stock warrants and embedded derivative related to the Notes issued on July 13, 2006 in connection with the Secured Note Financing and revalued on September 30, 2006.

Liquidity and Capital Resources

On September 30, 2006, we had cash of $960,438 and accounts receivable, net of allowance for doubtful accounts, of $63,145. Our working capital as of September 30, 2006 was $218,352 compared to a deficit of $1,248,299 at December 31, 2005.

Net cash used in operating activities during the nine months ended September 30, 2006 was $2,638,852. The primary use of cash from operating activities was the net loss of $6,104,425, non-cash income of $722,097 from the change in value of warrants and embedded derivative liability, and an increase of $276,119 in inventory. The primary sources of cash from operating activities was the non-cash interest expense of $2,696,367 which represents the amount that the aggregate of the warrant and embedded derivative liabilities exceeded the $3,300,000 face amount of the Notes, non-cash interest expense of $799,614 in connection with a beneficial conversion feature on the Aston Note, common stock issued for services in the amount of $446,000, and non-cash amortization of debt discount of $238,082.

Net cash used by investing activities during the nine month period ended September 30, 2006 was $62,219 and was due to purchases of property and equipment. There are no significant capital expenditures planned by the Company within the foreseeable future.

Since our inception, we have financed our cash needs primarily through financing activities. Net cash provided by financing activities for the nine months ended September 30, 2006 was $3,645,067, primarily from the issuance of debt in three significant financing transactions:

On February 16, 2006 we entered into a Convertible Promissory Note (the “Aston Note”) with The Aston Organization Ltd (“Aston”). Aston is a significant shareholder of the Company and is controlled by Zirk Engelbrecht and Steven Hallock, each of whom are directors of the Company. Under the terms of the Aston Note, the Company had the right to request advances from Aston from time to time up to an aggregate of $2,000,000. Borrowings under the Aston Note were due and payable on December 31, 2006. On July 9, 2006 we entered into a Note Conversion and Lock-Up Agreement with Aston in which Aston agreed to convert the $1,035,200 of outstanding principal, accrued and unpaid interest and all other amounts due under the Aston Note into 9,410,909 shares of the Company’s common stock at a conversion rate of $0.11 per share, the current market price on that date. In connection with the conversion the Company and Aston agreed to terminate the Aston Note.

On May 19, 2006 we entered into a $540,000 Secured Note Agreement with Double U Master Fund L.P., an unrelated third party investor, that resulted in net proceeds to us of $447,500 The amounts outstanding under the $540,000 Secured Note Agreement was due and payable on August 31, 2006. The $540,000 Secured Note Agreement was secured by a lien on substantially all of our assets, including a pledge of our shares in Satellite. In connection with the issuance of the $540,000 Secured Note Agreement, we issued to the investor warrants to purchase an aggregate of 540,000 shares of common stock at an exercise price of $.25 per share. The warrants are exercisable on or before May 19, 2009.

On July 13, 2006 we entered into a convertible note and warrant financing transaction (the “Secured Note Financing”) with a group of unrelated accredited investors in which the Company issued an aggregate of: (i) $3.3 million of Secured Convertible Promissory Notes; (ii) 21,607,465 Series A Warrants exercisable at $0.13 per share; and (iii) 18,006,221 Series B Warrants exercisable at $0.143 per share. The financing resulted in net proceeds to the Company of $2,947,550 after deducting finder’s fees and expenses. The amounts outstanding under the Secured Convertible Promissory Notes bear interest at the rate of ten percent (10%) per annum, mature on July 13, 2009 and are secured by a lien on substantially all of our assets, including a pledge of our shares in Satellite. The Series A and Series B warrants expire on July 13, 2011. The holders of the Secured Convertible Promissory Notes have the right, at their election, to convert outstanding interest and principal into shares of the Company’s common stock at any time at a conversion price equal to seventy-five percent (75%) of the Company’s volume weighted average price as reported on the OTC Bulletin Board for the five (5) day period prior to the conversion. In addition, the Company has agreed to file a registration statement with the Securities and Exchange Commission to register the resale of the shares of common stock underlying the Secured Convertible Promissory Notes and the Series A and B Warrants. The Company will use of proceeds from this Secured Note Financing transaction for general working capital purposes.

In connection with the Secured Note Financing transaction, the Company repaid all amounts due under the $540,000 Secured Note Agreement with Double U Master Fund, L.P. by repaying $40,000 in cash and converting the remaining $500,000 into a subscription in the July 13th financing transaction of convertible notes and warrants. In connection with the transaction, the Company re-priced the 540,000 warrants issued to Double U Master Fund, L.P. on May 19, 2006 from an exercise price of $0.25 per share to an exercise price of $0.13 per share, the market price on the date of the Secured Note Financing transaction. The exercise date of the 540,000 warrants and the registration rights remain unchanged.

We anticipate that the proceeds from the Secured Note Financing transaction, together with cash flows from operations will be sufficient to meet our anticipated expenditures into calendar year 2007. However, if we fail to reach our operating goals, or if we incur unanticipated expenses, we may require additional capital to support our continued operations. We would plan to raise any additional capital from the sale of debt or equity securities. There are no commitments or arrangements for other offerings in place. Furthermore, the terms and conditions of the Secured Note Financing transaction place substantial restrictions on our ability to raise additional capital. There is no assurance that we will be able to raise additional funds, and if we are unsuccessful, we will be forced to curtail operations or possibly be forced to evaluate a sale or liquidation of the Company’s assets. Even if we are successful in raising additional funds, there is no assurance regarding the terms of any additional investment. Any future financing may involve substantial dilution to existing shareholders.

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

All of our material assets have been pledged as collateral for the $3,300,000 in Secured Convertible Promissory Notes that we sold in our recent private placement. In addition to the security interest in our assets, the Secured Convertible Promissory Notes carry substantial covenants that impose significant requirements on us, including, among others, requirements that:

•	we pay interest and other charges on the Secured Convertible Promissory Notes;

•	we use the proceeds from the sale of the Secured Convertible Promissory Notes only for permitted purposes;

•	while the Secured Convertible Promissory Notes are outstanding, if we issue equity or equity linked securities at a price lower than the conversion price then the conversion price of the Secured Convertible Promissory Notes will be reduced to the same price. If we issue any variable priced equity securities or variable price equity linked securities, then the conversion price of the Secured Convertible Promissory Notes will be reduced to the lowest issue price applied to those securities;

•	we keep reserved out of our authorized shares of common stock sufficient shares to satisfy our obligation to issue shares on conversion of the Secured Convertible Promissory Notes and the exercise of the related warrants issued in connection with the sale of the Secured Convertible Promissory Notes;

•	we agreed to file, and did file, a registration statement with the SEC by August 28, 2006, registering the shares of common stock issuable upon the conversion of the Secured Convertible Promissory Notes and the exercise of the related warrants. If the registration statement is not declared effective by the SEC within a maximum of 150 days from the closing date of the private placement, we are required to pay to the investors liquidated damages equal to 2.0% of the aggregate principal amount of the notes remaining unconverted and the purchase price of the shares issued upon conversion of the notes and exercise of the warrants owned by such holders and shall pay to the investors such amount for each subsequent 30-day period; and

•	we shall not, directly or indirectly, (i) redeem, purchase or otherwise acquire any capital stock or set aside any monies for such redemption, purchase or other acquisition or (ii) issue any floating price security with a floor price below the conversion price.

Our ability to comply with these provisions may be affected by changes in our business condition or results of our operations, or other events beyond our control. The breach of any of these covenants could result in a default under the Secured Convertible Promissory Notes, permitting the holders of the Secured Convertible Promissory Notes to accelerate their maturity and to sell the assets securing them. Such actions by the holders of the Secured Convertible Promissory Notes could cause us to cease operations or seek bankruptcy protection.

If we are required for any reason to repay the Secured Convertible Promissory Notes, we would be required to deplete our working capital, if available, or raise additional funds. Our failure to repay the Secured Convertible Promissory Notes, if required, could result in legal action against us, which could require the sale of substantial assets.

The Secured Convertible Promissory Notes are due and payable on July 13, 2009 unless sooner converted into shares of our common stock. In addition, the holders would have the right upon any event of default to demand the early repayment of the notes if the default is not cured with the specified grace period. If we are required to repay the promissory notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the Secured Convertible Promissory Notes when required, the noteholders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

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

Our ability to raise additional funds in the public or private markets will be adversely affected if the results of our business operations are not favorable. We may be required seek additional funding through the sale of debt or equity securities in order to sustain our operations. We cannot assure you that any such funding will be available to us, or if available, that it will be available on terms favorable to us. If adequate funds are not available, we may not be able to continue our operations or implement our planned additional research and development activities. As a result, we may be required to discontinue our operations or curtail our planned sales and research and development plans, thereby reducing or eliminating the value of our equity. If we are successful in obtaining additional funds, the terms of the financing may have the effect of diluting your interest.

We have a history of losses, and are unsure if we will become profitable in the future.

We have incurred losses since our inception and cannot assure you that our future operations will be implemented successfully or that we will ever have profitable operations. We have yet to establish significant customer demand for our solutions and may not for a significant period of time, if ever. If we are unable to establish demand for our solutions, we may be forced to cease operations entirely. Furthermore, we are experiencing the costs and uncertainties of an emerging business, including additional expenditures, unforeseen costs and difficulties, complications, and delays, all of which must be resolved and/or paid without the benefit of a predictable revenue stream. Management cannot be sure that we will be successful in meeting these challenges and addressing these risks and uncertainties. If we are unable to do so, our business will not be successful.

As of September 30, 2006, a limited number of stockholders own approximately 51% of the Company’s stock and may act, or prevent certain types of corporate actions, to the detriment of other stockholders.

The Company’s directors, officers and greater than 5% stockholders own, as of September 30, 2006, approximately 51 million shares the Company’s common stock, constituting approximately 51% of our issued and outstanding common stock. Accordingly, these stockholders may, if they act together, exercise control over all matters requiring stockholder approval, including the election of a majority of the directors and the determination of significant corporate actions. This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders.

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

Under the terms of our customer contracts for our monitoring solutions, once the contract period expires, a customer may terminate our services with little or no notice.

Our customer contracts for monitoring solutions typically provide for a contract period of one to five years. Under the terms of a typical contract, a customer will often be subject to a termination fee if it chooses to terminate the contract before the contract period expires. Once the contract period has expired, and unless a customer has executed a new contract, the terms of the contract will remain in force on a month-to-month basis, allowing the customer to terminate the contract by giving very short notice and without incurring any termination fee. The termination of a significant number of customer contracts or customer contracts providing a material portion of our revenues could cause its business to suffer and adversely affect its financial results.

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

Under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2006, the design and operation of such disclosure controls and procedures were effective.

(b) Changes In Internal Controls Over Financial Reporting. During the fiscal quarter ended September 30, 2006, the Company retained a new Chief Financial Officer, Mr. Aidan Shields. With the exception of Mr. Shield’s appointment, no changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

In the course of our business, we have been, and may continue to be, involved in various claims seeking monetary damages and other relief. The amount of the ultimate liability, if any, from such claims cannot be determined. However, in the opinion of our management, the ultimate liability for any legal claims currently pending or threatened against us will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 13, 2006, we entered into (and simultaneously completed the transaction contemplated thereby) a Subscription Agreement with twenty subscribers pursuant to which we issued an aggregate of (i) $3,300,000 aggregate principal amount of secured convertible promissory notes (ii) 18,006,221 Series A Warrants to purchase common stock at an exercise price of $0.13 per share; (iii) 18,006,221 Series B Warrants to purchase shares of common stock at an exercise price of $0.143 per share (the “Secured Note Financing”). We engaged Pentium Management LTD (“Pentium”) as the placement agents in connection with the Secured Note Financing. Under our agreement with Pentium we paid them an aggregate cash fee of $330,000 in connection with closing of the transaction (10% of the aggregate principal amount of the notes). In addition, we issued to Pentium Series A Warrants to purchase up to 3,601,244 shares of our common stock at $0.13 per share. Under the terms of agreement with Pentium, Pentium will also be entitled to receive an aggregate of 10% of cash proceeds received by the Company upon exercise of any of the warrants issued to the investors in the Secured Note Financing. In each case, the secured convertible promissory notes and warrants were offered and sold to a party that the Company or its authorized agents believed was an “accredited investor,” as that term is defined in Rule 501 of Regulation D in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) in a transaction not involving any public offering. The recipients represented to the Company that: (i) they are an “accredited investor”; (ii) the securities were acquired by the party for their own account and without any view to the distribution, assignment or resale to others other than pursuant to a registered offering; (iii) the party understood that the securities issued to them had not been registered under the Securities Act or any state securities laws; and (iv) the party acknowledged that they may not transfer the securities unless the securities are registered under Federal and applicable state securities laws or unless, in the opinion of counsel satisfactory to the Company, an exemption from such laws is available. We arranged for a legend to be placed on certificates representing such securities, making them subject to stop transfer restrictions. We did not engage in any form of general solicitation or general advertising in connection with these issuances.

On July 9, 2006 we entered into an Note Conversion and Lock Up Agreement with The Aston Organization, Ltd. (“Aston”) pursuant to which Aston agreed to convert $1,035,200 outstanding under a Convertible Promissory Note into 9,410,909 shares of our common stock. Aston is owned and controlled by Zirk Engelbrecht and Steven Hallock, two of our directors, and is an accredited investor as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act. The transaction was exempt from registration in reliance on the exemption from the registration provided by Section 4(2) of the Securities Act for transactions not involving any public offering. We arranged for a legend to be placed on certificates representing such securities, making them subject to stop transfer restrictions. We did not engage in any form of general solicitation or general advertising in connection with the issuance.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

Each exhibit identified below is filed as a part of this report.

Exhibit No.	Description

4.1	Form of Class A Common Stock Purchase Warrant for July 2006 Convertible Note and Warrant financing. (1)

4.2	Form of Class B Common Stock Purchase Warrant for July 2006 Convertible Note and Warrant financing. (1)

4.3	Form of Secured Convertible Promissory Note for July 2006 Convertible Note and Warrant financing. (1)

4.4	Form of Subscription Agreement for July 2006 Convertible Note and Warrant financing. (1)

4.5	Form of Security Agreement for July 2006 Convertible Note and Warrant financing. (1)

4.6	Form of Guaranty for July 2006 Convertible Note and Warrant financing. (1)

4.7	Form of Escrow Funds for July 2006 Convertible Note and Warrant financing. (1)

4.8	Form of Collateral Agreement for July 2006 Convertible Note and Warrant financing. (1)

10.1	Note Conversion and Lock Up Agreement dated as of July 9, 2006 between the Company and The Aston Organization, Ltd. (2)

10.2	Employment Agreement dated as of July 14, 2006 between the Company and Aidan Shields regarding Mr. Shield’s appointment as Chief Financial Officer. (1)

31.1	Certification of Periodic Report by the Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Periodic Report by the Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C, Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C, Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2006.

(2)	Previously filed with the Company’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 11, 2006.

During the three month period ended September 30, 2006, we filed the following current reports on Form 8-K with the Securities and Exchange Commission:

On July 17, 2006 we filed a current report on Form 8-K relating to the Convertible Note and Warrant financing transaction.

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