Form 10KSB
period 2006-12-31
SATELLITE SECURITY CORP
filed 2007-05-09
CIK 1084088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to            .

Commission File No. 000-28739

Satellite Security Corporation

(Name of small business issuer in its charter)

Nevada	91-1903590
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 880263 San Diego, CA	92168-0263
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (619) 977-1515

Securities registered under Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Act:

Common Stock, Par Value $0.001

(Title of class)

Check whether the issuer (1) filed all reports required to be filed Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period for which the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB:  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Issuer’s revenues for the fiscal year ending December 31, 2006 were $1,514,975.

The aggregate market value of the voting and non-voting common equity on March 31, 2007 held by non-affiliates of the registrant (based on the closing price of such stock on such date) was approximately $2,278,853. For purposes of this calculation, we have included 56,971,337 shares of voting stock held by all shareholders other than current officers, directors and beneficial owners of 10% or more of voting stock. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

At March 31, 2007, there were 110,981,560 shares outstanding of the issuer’s common stock, the only class of common equity currently outstanding.

Transitional Small Business Disclosure Format (Check one)    Yes  ☐    No  ☒

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under “ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION—Risk Factors,” below, and elsewhere in this report. In some cases, you can identify forward looking statements by terms such as “may,” “intend,” “might,” “should,” “could,” “would,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “potential,” or the negative of these terms, and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The forward-looking statements in this report are based upon management’s current expectations and belief, which management believes are reasonable.

In this report, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to Satellite Security Corporation, a Nevada corporation, and its subsidiaries.

ITEM 1.	DESCRIPTION OF BUSINESS.

Status of Operations

This Annual Report on Form 10-KSB describes our operations through the year ended December 31, 2006. As stated in our Form 8-K filed on February 1, 2007, and as discussed more fully throughout the report, we failed to make an interest payment in the amount of $83,178 under the terms of outstanding secured convertible notes, with an aggregate principal amount of $3.3 million, which we issued in connection with a financing transaction on July 13, 2006 (the “Notes”). As also stated, such failure was a triggering event giving rise to an event of default under the Notes. We also stated in our February 1, 2007 Form 8-K that our cash on hand at that time was sufficient to support our operations only through February 2007. We reported at that time that we were evaluating all options for reductions in operating expenses and securing additional capital. Our obligation under the Notes, including the repayment obligations, are secured by a lien on substantially all of our assets including our ownership interest in our subsidiary, Satellite Security Systems, Inc., or “Satellite,” and our minority interest in Orbtech Holdings Limited.

On February 15, 2007, our Chief Financial Officer resigned.

On February 23, 2007, we entered into an agreement with Allen Abraham Harington pursuant to which we agreed to sell all 65,041,831 shares no par value capital stock of Orbtech Holdings Limited that we own to Mr. Harington in exchange for Ten Million South African Rand (approximately $1.3 million based on conversion rates at the time we entered into the agreement). The consummation of the sale and purchase of such shares is expected to occur by June 23, 2007. The holders of the Notes will have an interest in any proceeds from this transaction.

On March 7, 2007, our operating subsidiary, Satellite, which was our sole source of revenue, lacked sufficient working capital to continue to fund its operations in the ordinary course of business, and all Satellite employees were released.

As a result of the foregoing, we have effectively ceased operations. We currently do not have any ongoing business operations or any remaining revenue sources. We anticipate that we will sell our interest in Orbtech Holdings Limited to Mr. Harrington in accordance with the terms of our agreement. We are evaluating options for the sale or other disposition of our Satellite subsidiary or its assets. We are also evaluating options for acquiring or merging with another operating company.

As previously reported, we entered into a financing transaction on July 13, 2006, pursuant to which we sold to accredited investors an aggregate of $3.3 million in Secured Convertible Notes (the “Notes”). We experienced a change in our Chief Executive Officer and failed to make an interest payment in the amount of $83,178 under the terms of Notes. Each of those failures was a triggering event giving the holders the right to declare an event of default and to accelerate all payment obligations due under the Notes. Our obligation under the Notes, including the repayment obligations, are secured by a lien on substantially all of our assets, including our ownership interest in Satellite, our subsidiary, and our minority interest in Orbtech Holdings Limited. Accordingly, if we are successful in completing any sale of those assets, the holders of the Notes will have an interest in any proceeds from such a transaction.

We do not anticipate that the proceeds from the sale of assets will be sufficient to repay all of our remaining liabilities, including the Notes. Although we have an agreement to sell our interest in Orbtech Holdings Limited for approximately $1.3 million, payment is not due under that Agreement until June 23, 2007. Through the date of this report we have continued to solicit additional financing or a strategic transaction for our assets. We have no other agreements or arrangements for financing or a strategic transaction in place at this time, and no assurances can be given concerning whether we will receive additional financing or complete a strategic transaction or as to the terms of any financing or transaction.

History

We were incorporated under the laws of the State of Nevada on April 8, 1998 under the name “Celtron International, Inc.” In December 2005, we merged Satellite into our wholly owned subsidiary. The merger was effective December 31, 2005. In this merger, we issued one share of our common stock in exchange for each 3.12 shares of Satellite’s outstanding common stock, resulting in the issuance of 65,076,750 shares of common stock to the former Satellite stockholders. Holders of 32,979,813 outstanding shares of our common stock continued to hold their stock following the merger. On May 23, 2006, we changed our name to “Satellite Security Corporation.” We are authorized to issue a total of 250,000,000 shares of common stock with a par value of $0.001, and 10,000,000 shares of preferred stock with a par value of $0.001.

Through the year ended December 31, 2006, our primary business was the operations conducted by our subsidiary, Satellite, in the development and sale of asset tracking and monitoring products and services. We sold GPS tracking devices manufactured by third parties, which were marketed under the name GlobalGuard™. We also offered 24/7 monitoring services of customer assets, such as monitoring movement of vehicles in a fleet.

Products

We marketed a variety of hardware products under the brand, GlobalGuard™, including products marketed under the names, GlobalGuard™ 877 units, GlobalGuard™ “G” units and GlobalGuard™ “I” units. These are hardware units that are installed into a vehicle or other piece of equipment. The units provide a GPS tracking system to identify the vehicle or equipment’s location and a radio transmitter to relay data back to our Monitoring and Support Center.

The Monitoring and Support Center

We operated a Monitoring and Support Center, or “MSC,” which was staffed 24 hours per day, seven days a week. The MSC housed the computer equipment that received and transmitted data to our GlobalGuard™ units. We have developed our GlobalGuard™ Enterprise Solutions software to run on standard servers housed in the MSC. GlobalGuard™ Enterprise Solutions is a software platform that takes in a range of data from the GlobalGuard™ units in a database architecture. We then developed software applications to extract and display the data for specific services.

Our MSC staff used the GlobalGuard™ Command and Control application to provide a service to plot a GlobalGuard™ unit’s position location information on digital maps. Our Virtual Perimeter application service allowed customers to create geographic or time based zones where a vehicle or other equipment’s location or operation could be monitored. For example, a school district would establish a geographic boundary around the school, and monitor whether any of its buses left the geographic area. Our Watchdog service allowed customers to program the GlobalGuard™ unit to automatically and instantly alert the customer when a vehicle or piece of equipment left a designated area.

We also made available to our customers reports tailored to provide information based their specific needs, such as daily driver reports, route reports, activity reports, and maintenance reports.

Sales and Marketing

Until Satellite ceased operations, our sales and marketing objective was to achieve market penetration through vertical marketing and targeted sales activities. We focused on marketing and selling our solutions to three types of accounts: enterprise, major and OEM. An enterprise account was defined as a prospect with greater than 1,000 mobile resources. A major account was defined as a prospect with 100 to 1,000 mobile resources. An OEM account was defined as prospects that manufacture vehicles so that our units could be installed at the point of manufacture.

Customers

We marketed and sold our products and services in the United States and Canada. Our customers included primarily school districts, law enforcement agencies, and air quality management districts.

Competition

We competed primarily on the basis of functionality, integration capability, deployment expertise, ease of use, quality, price, service availability, and customer service. We faced competition from a number of different business productivity solution providers, including businesses that offered similar products and services as ours, and solutions developed internally by prospective customers. Many of our competitors had substantially greater financial, technical, marketing and distribution resources than us. Additionally, many of these companies had greater name recognition and more established relationships with our target customers.

Research and Development

Research and development expenses include payroll, employee benefit, and other headcount-related costs associated with product development. A portion of 2006 research and development expenses is attributable to significant software development and continued front end user functionality added to our GlobalGuard™ software.

Employees and Labor Relations

At December 31, 2006, we employed a total of 17 full-time employees. On March 7, 2007, all of the employees of our subsidiary, Satellite, were released. As of the date of this filing, we have one full time employee and no part time employees. None of our employees are represented by a labor union.

Intellectual Property

We relied on a combination of patent, trade secret, trademark and copyright laws, nondisclosure agreements and other contractual restrictions to protect our proprietary technology.

We have filed patent applications, which cover various aspects of our hosted solutions and elements of our licensed software solutions. No patents have been issued at this time and no assurances can be given that any patents will be issued from our existing applications, or if they are issued, that they will be adequate to protect our business interest. Further, it is unclear whether at this time we will have sufficient resources to continue to prosecute our patent applications, or, if any such patent should issue, to capitalize on the patent or enforce the patent against any third party infringement. Because of these uncertainties regarding the ability to realize any intellectual property benefits from the patents, the cost of the patents, which had been recorded as an intangible asset on the Company’s books, has been written off.

As part of our confidentiality procedures, we generally entered into nondisclosure agreements with our employees, consultants, distributors and corporate alliances and limit access to and distribution of our software, documentation and other proprietary information.

ITEM 2.	DESCRIPTION OF PROPERTY

All of our operations including executive offices, research and development facility, and our MSC was located in 12,252 square feet of leased office building space at 6779 Mesa Ridge Road, Suite 100, San Diego, California 92121. The monthly rent is $14,702 in 2007, subject to an annual increase adjustment of $0.05 per square foot plus common area maintenance fees. The lease on this facility is an obligation of our subsidiary, Satellite, and expires on January 1, 2011. Given our current financial condition, it will be difficult for Satellite to fulfill its obligations under this lease. We are currently in default of our lease agreement. As of the date of this filing we have not paid rent on this facility since January 2007. On March 30, 2007 we received a three day pay or quit notice from the landlord. On April 2, 2007, we vacated the premises.

ITEM 3.	LEGAL PROCEEDINGS

In the course of our business, we and our Satellite subsidiary have been, and may continue to be, involved in various claims seeking monetary damages and other relief. In certain instances we have entered into negotiated settlements of disputes with third parties which called for us to make regular payments to those third parties. As of the date of this filing we have not made our required monthly payments on these agreements since January 2007. To date, none of the parties to the settlement agreements have brought any legal proceeding seeking to recover unpaid amounts on the settlement agreements or to set aside the settlement agreement. The unpaid portions of these payments have been recorded as accrued expenses on our balance sheet as of December 31, 2006.

Effective December 1, 2006, John Phillips was suspended from his duties as our chief executive officer with pay, pending a board meeting to review his performance. On December 4, 2006, Mr. Phillips resigned as our chief executive officer and as a member of our board of directors. The resignation effected a termination of his employment agreement. Mr. Phillips contends that his resignation was for “Good Reason” as defined in his employment agreement and that, accordingly, he is entitled to certain severance benefits. We dispute Mr. Phillips’ assertion that he had “Good Reason” to resign and we dispute his claim to severance benefits under his employment agreement. On December 19, 2006 Mr. Phillips initiated an arbitration proceeding with the American Arbitration Association as required by his employment agreement in the case of a dispute. Mr. Phillips is seeking severance benefits of $450,000 (200% of his base salary at the time of termination), plus an amount equal to the premiums on the COBRA insurance coverage, unpaid vacation time, penalties, accrued interest, and attorney’s fees. The Company intends to defend the arbitration claim.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades publicly on the OTC Bulletin Board under the symbol “SSCY.” The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The OTC Bulletin Board securities are traded by a community of market makers that enter quotes and trade reports. This market is extremely limited and any prices quoted may not be a reliable indication of the value of our common stock.

The following table sets forth the high and low bid prices per share of our common stock for the periods indicated as reported on the OTC Bulletin Board. We acquired our Satellite subsidiary on December 31, 2005. Consequently prices prior to that time were based on the operations of our predecessor.

	High	Low
Year Ended December 31, 2007
First Quarter	$0.11	$0.02
Year Ended December 31, 2006
Fourth Quarter	$0.14	$0.06
Third Quarter	0.18	0.06
Second Quarter	0.40	0.08
First Quarter	0.51	0.26
Year Ended December 31, 2005
Fourth Quarter	$0.80	$0.36
Third Quarter	0.78	0.40
Second Quarter	1.90	0.46
First Quarter	1.50	0.68

The quotes represent inter-dealer prices, without adjustment for retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The trading volume of our securities fluctuates and may be limited during certain periods. As a result of these volume fluctuations, the liquidity of an investment in our securities may be adversely affected.

Holders

As of March 31, 2007, there were 110,981,560 shares of common stock outstanding held by approximately 219 holders of record.

Dividends

We have never paid a dividend on our common stock. The terms of the Notes prohibit us from making any dividend payments or distributions on our Common Stock while any amount remains outstanding under the Notes. We do not anticipate that we will pay cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth information as of December 31, 2006, with respect to compensation plans under which our common stock is authorized for issuance. The figures related to equity compensation plans approved by security holders relate to options granted under our 2006 Equity Incentive Plan, which was approved by our stockholders in April 2006.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Equity compensation plans approved by security holders	9,123,077	$0.127	10,876,923
Equity compensation plans not approved by security holders	—	—	—

Total	9,123,077	$0.127	10,876,923

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operation summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flow during the two-year period ended December 31, 2006. This discussion and analysis should be read with the consolidated financial statements and financial statement footnotes included in this report.

During the year ended December 31, 2006, our primary business was the operations conducted by our subsidiary, Satellite, in the development and sale of asset tracking and monitoring products and services. We sold GPS tracking devices manufactured by third parties, which were marketed under the name GlobalGuard™. We also offered monitoring services of customer assets, such as monitoring movement of vehicles in a fleet.

Subsequent to December 31, 2006, we terminated all but one of our employees and ceased the operations of Satellite, our sole operating subsidiary. We currently do not have any ongoing business operations or any remaining revenue sources. We anticipate that we will sell our interest in Orbtech Holdings Limited to Mr. Harrington in accordance with the terms of our agreement. We are evaluating options for the sale or other disposition of our Satellite subsidiary or its assets. We are also evaluating options for acquiring or merging with another operating company.

Accordingly, this Management’s Discussion and Analysis of Financial Condition and Results of Operation will not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements due to many factors, including, but not limited to those, set forth under “Risk Factors,” below and “SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS,” above.

Critical Accounting Policies

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. As such, management is required to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The significant accounting policies which are most critical to aid in fully understanding and evaluating reported financial results include the following:

Revenue Recognition

Until Satellite ceased operations, our revenues were derived from two sources, the sale of hardware that uses Global Positioning System (“GPS”), cellular, and ReFLEX paging technologies, and the provisioning of asset tracking and related monitoring services. Revenue related to the sale of hardware products was recognized upon delivery if no significant vendor obligations remained, the price was fixed or determinable and collection was reasonably assured. Service related revenue was recognized in the period the services were rendered. Generally, monthly billings for services were presented in advance of rendering the related services. Customer prepayments consists of advanced payments of these billings and was recognized as revenues in the month that the services were rendered. However, since we have ceased operations and currently have no funding sources, we will not be able to meet any future monthly service obligations that are outstanding as of December 31, 2006 in connection with our service agreements.

Warranty

Our hardware was sold with a warranty against defects in material and workmanship for a period of one year from the date of sale. Hardware which we sold that was manufactured by third parties was typically covered by a one year warranty from the product manufacturer. Our anticipated future warranty costs were estimated based on historical expenses and an analysis of product field failures. At this time, we believe, based on historical data collected over the last 24 months, that the current warranty reserve is sufficient to cover the associated costs of repairing or replacing defective hardware remaining under warranty. However, since Satellite has ceased operations and currently has no funding sources, we will not be able to meet any future warranty obligations that may arise.

Beneficial Conversion Feature of Convertible Notes Payable

The convertible feature of certain of our convertible notes payable provides for a rate of conversion that is below market value. Such feature is normally characterized as a “Beneficial Conversion Feature” (“BCF”). Pursuant to EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” EITF No. 00-27, “Application of EITF Issue No. 98-5 To Certain Convertible Instruments” and APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the estimated fair value of the BCF is recorded in the consolidated financial statements as a discount from the face amount of the notes. Such discounts are amortized to accretion of convertible debt discount over the term of the notes (or conversion of the notes, if sooner).

Warrant and Embedded Derivative Liability

The Company accounts for the fair value of certain convertible debt and warrants issued in connection with financing arrangements in accordance with EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). Pursuant to EITF 00-19, an evaluation of specifically identified conditions is made to determine whether the fair value of convertible debt and/or warrants issued are required to be classified as a derivative liability. The fair value of convertible debt and/or warrants classified as derivative liabilities are adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded in the consolidated statement of operations.

Share-Based Payments

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock- Based Compensation.” Statement 123(R) supersedes APB Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” The approach to accounting for share-based payments in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and no longer allows pro forma disclosure as an alternative to financial statement recognition.

Under FAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. We adopted the provisions of FAS 123R on January 1, 2006, using a modified prospective application, which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123).

Results of Operations

Revenues

Revenues were $l,514,975 and $1,227,374 for fiscal 2006 and 2005, respectively. Revenues increased by $287,601 or 23.4% in fiscal 2006 compared to fiscal 2005. The increase in fiscal 2006 revenue is due in part to increased sales of hardware to a single large OEM customer.

Cost of Sales

Cost of sales includes hardware and assembly expense for the production and installation of our GPS tracking devices, wireless airtime expense and staffing for our 24/7 MSC. Cost of sales were $1,407,303 and $688,560 for fiscal year 2006 and 2005, respectively. Cost of sales for 2006 increased by $718,743. Stated as a percentage of net sales, cost of sales for the corresponding periods were 92.9% and 56.1%, respectively. The increase in cost of sales from 2005 to 2006 was primarily attributable to a change in GPS tracking devices to higher quality devices, which came at a higher cost, an increase in lower margin OEM sales and an increase in staffing in our MSC.

General and Administrative

General and administrative expenses include payroll and related employee benefits, and other headcount-related costs associated with finance, facilities, and legal and other administrative fees. General and administrative expenses were $2,965,515 and $1,570,093 for fiscal year 2006 and 2005, respectively. The increase in general and administrative expenses was primarily attributable to the costs of doing business as a public company and costs related to financing our operations. Stated as a percentage of net sales, general and administrative expense for fiscal year 2006 and 2005 were 195.7% and 127.9%, respectively.

Marketing and Sales Expenses

Marketing and sales expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel and travel, advertising, promotions, trade shows, seminars, and other programs. Marketing and sales expenses were $575,020 and $340,184 for fiscal 2006 and 2005, respectively. The increase in marketing and sales expenses was due to an increase in headcount to support our OEM sales initiatives. Stated as a percentage of net sales, marketing expenses for fiscal year 2006 and 2005 were 38.0% and 27.7%, respectively.

Research and Development

Research and development expenses include software development staff salaries and benefits, in house research and outsourcing expenses. Research and development expenses were $277,074 and $325,151 for fiscal year 2006 and 2005, respectively. The decrease in research and development expenses was primarily due to a timing delay in filling a vacant position in the department. Stated as a percentage of net sales, research and development expenses for the corresponding periods were 18.3% and 26.5%, respectively.

Other Income (Expense)

Interest Expense. Interest expense was $4,369,832 for 2006 compared to $80,745 for 2005. The increase in interest expense was primarily due to the following:

(1) The issuance of a convertible promissory note to the Aston Organization Ltd, which included a beneficial conversion feature which, under generally accepted accounting principles, resulted in interest expense of $799,614 for 2006.

(2) The interest paid and accrued on the $3,300,000 of Notes we issued in our July 2006 financing, which is at a rate of 10% per annum, payable quarterly. Interest paid or accrued for 2006 was $154,603.

(3) Non-cash expenses which we incurred as a result of our valuation on July 13, 2006 of the initial warrant and embedded derivative liabilities related to the Notes and the revaluation of warrants associated with the Secured Note Agreement as of December 31, 2006. A non-cash expense of $2,696,367 represents the amount that the aggregate of the warrant and embedded derivative liabilities exceeded the face amount of the convertible note of $3,300,000. Interest expense also includes the amortization of the debt discount associated with the convertible notes. Interest expense on the amortization of the debt discount for 2006 was $515,343.

Net Change in Fair Value of Common Stock Warrants and Embedded Derivative Liability. In 2006 we incurred a net change in fair value of common stock warrants and embedded derivative liability of $2,933,349, consisting of the net change in the carrying values of the liabilities for the common stock warrants and the embedded derivative liabilities related to the Notes.

Impairment Expense. At December 31, 2006, we evaluated the carrying value of its assets and concluded that certain of these assets were impaired. As such, we recorded impairment charges of $110,451 and $100,012 to its deferred costs and property and equipment, respectively. We recorded no impairment charges for 2005.

Net Loss

Our net loss was $5,334,502 and $1,777,359 for fiscal year 2006 and 2005, respectively, an increase of $3,557,143. Stated as a percentage of net sales, net loss for the corresponding periods was 352.1% and 144.8%, respectively. The percentage change in the net loss from 2005 to 2006 was primarily due to a decrease in margin, an increase in operating expenses and cash and non-cash financing related costs and impairment of certain assets.

Liquidity and Capital Resources

On December 31, 2006, we had $277,085 in cash and net accounts receivable totaled $138,325. Our working capital deficit at December 31, 2006 was $4,740,092, compared to a deficit of $1,568,971 at December 31, 2005.

Customer prepayments consist of deferred advanced payments received from customers related to service contracts that are recognized as revenues in the month that the services are rendered. Customer prepayments as of December 31, 2006 was $519,011, an increase of $88,914 from December 31, 2005, which primarily reflects additional 2006 prepayments received on a long-term air quality monitoring service contract entered into in early 2005. Since operations ceased on March 7, 2007 we have been unable to provide the monitoring services paid for under these contracts. Therefore we reclassified this amount of deferred revenue to a current liability identified as Customer Prepayments in the consolidated balance sheet.

Net cash used by operating activities during the year ended December 31, 2006 was $3,325,899. The primary use of cash from operating activities was the net loss of $5,334,502 which includes non-cash interest expense of $3,211,799, non-cash gain on the change in value of warrants and embedded derivative liability of $2,933,349, a beneficial conversion feature expense of $799,614 all relating to the issuance of debt; and a decrease in other accrued liabilities of $91,180. The primary sources of cash from operating activities was a decrease in accounts receivable of $157,469, a increase in accounts payable of $25,306; an increase in customer prepayments of $88,914; common stock issued for services in the amount of $446,000; and depreciation, impairment and amortization expense, which does not require cash, of $283,782.

Net cash provided by financing activities for 2006 was $3,649,743, primarily from the issuance of debt to related and unrelated parties.

During the year ended December 31, 2006, we entered into three significant financing transactions as follows:

(1) On February 16, 2006, we entered into a Convertible Promissory Note (the “Aston Note”) with The Aston Organization Ltd (“Aston”). At the time of the transaction, Aston was controlled by Zirk Engelbrecht, our current sole director and chief executive officer, and Steven Hallock, one of our former directors. Under the terms of the Aston Note, we had the right to request advances from Aston from time to time up to an aggregate of $2,000,000. Borrowings under the Aston Note were due and payable on December 31, 2006. In May 2006, Aston converted $96,000 outstanding under the Aston Note into 480,000 shares of our common stock. On July 9, 2006 we entered into a Note Conversion and Lock-Up Agreement with Aston in which Aston agreed to convert the $1,035,200 of outstanding principal, accrued and unpaid interest and all other amounts due under the Aston Note into 9,410,909 shares of our common stock at a conversion rate of $0.11 per share, the current market price per share of our common stock on that date. As a result of such conversion, our obligations under the Aston Note were terminated.

(2) On May 19, 2006, we entered into a $540,000 Secured Note Agreement (the “Bridge Note Agreement”) with Double U Master Fund L.P., an unrelated third party investor, which resulted in net proceeds to us of $447,500. In connection with the issuance of the Bridge Note Agreement, we issued warrants to Double U to purchase an aggregate of 540,000 shares of our common stock at an exercise price of $0.25 per share, exercisable on or before May 19, 2009. The amounts outstanding under the Bridge Note Agreement were due and payable on August 31, 2006. We repaid the amount due and terminated the Bridge Note Agreement in connection with our July 2006 Financing, discussed below.

(3) On July 13, 2006, we entered into a convertible note and warrant financing transaction with a group of unrelated accredited investors in which we issued an aggregate of: (i) $3.3 million of secured convertible promissory notes (the “Notes”); (ii) 21,607,465 Series A warrants exercisable at $0.13 per share; and (iii) 18,006,221 Series B warrants exercisable at $0.143 per share. We refer to this financing as our July 2006 Financing. This financing resulted in net proceeds to us of $2,447,500 after deducting finder’s fees and expenses. The amounts outstanding under the Notes bear interest at the rate of 10% per annum, mature on July 13, 2009 and are secured by a lien on substantially all of our assets, including a pledge of our shares in Satellite. The Series A and Series B warrants expire on July 13, 2011. The holders of the Notes have the right, at their election, to convert outstanding interest and principal into shares of our common stock at any time at a conversion price equal to 75% of the volume weighted average price of our common stock as reported on the OTC Bulletin Board for the five day period prior to the conversion. In addition, we agreed to file a registration statement with the SEC to register the resale of the shares of common stock underlying the Notes and the Series A and B warrants. We are default with the terms of the Notes. See Item 1. Description of Business.

In connection with our July 2006 Financing, we repaid all amounts due under the May 19, 2006 Bridge Note Agreement by repaying $40,000 in cash and converting the remaining $500,000 into a subscription for the Notes and warrants we issued in our July 2006 Financing. We also re-priced the 540,000 warrants issued to Double U on May 19, 2006, from an exercise price of $0.25 per share to an exercise price of $0.13 per share, the market price per share of our common stock on the date of our July 2006 Financing. The other terms of the warrants issued to Double U were unchanged.

As stated in our Form 8-K filed on February 1, 2007, our cash on hand was sufficient to support our operations only through February 2007. We reported at that time that that we were evaluating all options for reductions in operating expenses and securing additional capital. Since that report we have not secured any additional working capital. As a result of these developments, several events have occurred subsequent to the year ended December 31, 2006.

•	On February 15, 2007, our Chief Financial Officer resigned.

•	On February 23, 2007, we entered into an agreement with Mr. Allen Harington pursuant to which we agreed to sell all 65,041,831 shares no par value capital stock of Orbtech Holdings Limited that we own to Mr. Harington in exchange for Ten Million South African Rand (approximately $1.3 million based on conversion rates at the time we entered into the agreement). The consummation of the sale and purchase of such shares is expected to occur by June 23, 2007.

•

On March 7, 2007, our operating subsidiary Satellite, which was our sole source of revenue, lacked sufficient working capital to continue to fund its operations in the ordinary course of business, and all Satellite employees were released.

As a result of the foregoing, we have effectively ceased operations. We currently do not have any ongoing business operations or any remaining revenue sources. We anticipate that we will sell our interest in Orbtech Holdings Limited to Mr. Harrington in accordance with the terms of our agreement. We are evaluating options for the sale or other disposition of our Satellite subsidiary or its assets. We are also evaluating options for acquiring or merging with another operating company.

We experienced a change in our Chief Executive Officer in December 2006 and failed to make an interest payment in the amount of $83,178 under the terms of Notes. Each of those events was a triggering event giving the holders of the Notes the right to declare an event of default and to accelerate all payment obligations due under the Notes. Our obligation under the Notes, including the repayment obligations, are secured by a lien on substantially all of our assets including our ownership interest in Satellite, our subsidiary, and our minority interest in Orbtech Holdings Limited. Accordingly, if we are successful in completing any sale of those assets, the holders of the Notes will have an interest in any proceeds from such a transaction. We do not anticipate that the proceeds from the sale of assets will be sufficient to repay all of our remaining liabilities, including the Notes. Although we have an agreement to sell our interest in Orbtech Holdings Limited for approximately $1.3 million, payment is not due under that Agreement until June 23, 2007.

Through the date of this report we have continued to solicit additional financing or a strategic transaction for our assets. We have no other agreements or arrangements for financing or a strategic transaction in place at this time, and no assurances can be given concerning whether we will receive additional financing or complete a strategic transaction or as to the terms of any financing or transaction.

Net Operating Loss Tax Carryforwards

Under the Internal Revenue Code of 1986, as amended, the Company generally would be entitled to reduce its future Federal income tax liabilities by carrying unused net operating losses “NOL” forward for a period of 20 years to offset future taxable income earned, and by carrying unused tax credits forward for a period of 20 years to offset future income taxes. Due to significant changes in the ownership structure of the Company, any NOL for tax purposes would be limited, perhaps significantly, by Internal Revenue Code Section 382. Additionally, management is not aware of any federal income tax returns filed by the Company since its inception. Deferred income tax assets result principally from the potential tax benefits of net operating loss carry forwards. The Company has recorded a valuation allowance to reflect the uncertainty of the ultimate utilization of the deferred income tax assets.

Recently Issued Accounting Pronouncements

Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The Company is required to adopt FIN 48 effective January 1, 2007. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. The Company is currently evaluating the impact this new standard; however, the standard is not expected to have a significant impact on the financial position, results of operation or cash flows.

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 does not require new fair value measurements but rather defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of SFAS 157 on the consolidated financial position and results of operations.

Quantifying and Evaluating the Materiality of Unrecorded Misstatements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006, filed after the publication of SAB 108 (September 13, 2006). The adoption of SAB 108 did not have a material impact on the consolidated financial position and results of operations.

Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature

In September 2005, the EITF reached a consensus on Issue No. 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature” (“EITF No. 05-8”). Under EITF No. 05-8, issuance of convertible debt with a beneficial conversion feature recorded pursuant to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” results in a temporary difference for purposes of applying SFAS 109. The deferred taxes recognized for the temporary difference should be recorded as an adjustment to additional paid-in capital. The EITF No. 05-8 Consensus should be applied retrospectively to all instruments with a beneficial conversion feature accounted for under EITF 98-5 and EITF 00-27 for periods beginning after December 15, 2005. The adoption of EITF 05-8 did not have a material impact on the financial statements.

Modification of Convertible Debt Instruments

In November 2006, the EITF reached a final consensus in EITF Issue 06-6 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (“EITF No. 06-6”). EITF No. 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006. The Company is currently evaluating the impact of this guidance on the consolidated financial position, results of operations or cash flows.

Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument

In November 2006, the FASB ratified EITF Issue No. 06-7, “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities” (“EITF No. 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under SFAS No. 133, based on the application of EITF No. 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders’ equity. Under EITF No. 06-7, when an embedded conversion option previously accounted for as a derivative under SFAS No. 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under SFAS No. 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF No. 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in SFAS No. 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF No. 06-7. Earlier application of EITF No. 06-7 is permitted in periods for which financial statements have not yet been issued. The Company is currently evaluating the impact of this guidance on the consolidated financial position, results of operations or cash flows.

Registration Payment Arrangements

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” Adoption of FSP EITF 00-19-2 is required for fiscal years beginning after December 15, 2006. The Company is currently evaluating the expected effect of FSP EITF 00-19-2 on its consolidated financial statements and is currently not yet in a position to determine such effects.

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment to FASB Statement No. 115.” This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. This statement applies to all entities, including not for profit. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact adoption of SFAS No. 159 will have on the consolidated financial statements.

RISK FACTORS

This report includes forward-looking statements about our business and results of operations that are subject to risks and uncertainties. See “SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS,” above. Factors that could cause or contribute to such differences include those discussed below. In addition to the risk factors discussed below, we are also subject to additional risks and uncertainties not presently known to us or that we currently deem immaterial. If any of these known or unknown risks or uncertainties actually occur, our business could be harmed substantially.

We have ceased operations.

We have ceased the operations of Satellite, our sole operating subsidiary. Accordingly, our current operations have been limited to efforts to the sale of our current assets. We currently have no cash on hand and our remaining operations are supported through loans from our sole director and chief executive officer, Mr. Zirk Engelbrecht. We are also looking to enter into a business combination with another operating company. However, no plans, arrangements or understandings currently exist with any prospective candidates with respect to a business combination. We will not generate any revenues until, at the earliest, we successfully negotiate and structure transactions to finance future operations or after the consummation of a business combination. We cannot assure you as to when, or if, we will successfully negotiate and structure transactions to finance future operations or a business combination will occur. If we are unable to negotiate and structure transactions to finance future operations or enter into a business combination, we will not be able to continue as a going concern.

In order to continue as a going concern will need to enter into a business combination and raise funds in the public or private capital markets. We do not know at this time whether we will be successful in entering into a business combination, the nature of the business that we would undertake as a result of that combination, or the impact on our capital structure from any such combination or related financing.

We do not anticipate restarting our satellite based asset tracking business. Consequently, if we are to continue as a going concern, we will have to identify a target operating company and successfully enter into a business combination. No contracts or arrangements with any target operating company exist at this time. We do not know what business any target operating company will be engaged in, or what risks we may face in connection with such a combination. Any combination will likely result in a substantial recapitalization of our debt and equity. We cannot provide any guidance or assurance as to the possible terms of any recapitalization or financing, or the impact on the existing holders of our debt and equity. If we fail to continue as a going concern, you may lose all of the value of your investment. Even if we are successful in obtaining additional funds, the terms of the financing may have the effect of substantially diluting your interest.

We are in default under the Notes we issued in our July 2006 Financing. If the holders of the Notes exercise their rights upon an event of default, they foreclose on all of our assets.

We are in default under the terms of the Notes issued in our July 2006 Financing. The holders of the Notes have the right, among other remedies, to declare the entire amount outstanding under the Notes immediately due and payable, together with interest and penalties. All of our material assets have been pledged as collateral for the Notes that we sold in our recent July 2006 Financing. If such holders exercise these rights, the may force the sale of all of our remaining assets. In such event, we do not anticipate that there would be sufficient value from the sale of our assets to repay the Notes, or provide any value to holders of our common stock.

The obligations and covenants we agreed to under our July 2006 Financing may impair our ability to enter into a business combination or raise additional working capital.

In connection with our July 2006 Financing, we owe the holders of our outstanding Notes approximately $3.3m in principal plus interest and penalties as of December 31, 2006. Even if we are successful in selling all or a portion of our assets, we do not believe that the proceeds would be sufficient to fully repay our obligations under the Notes.

In addition, we agreed: (i) so long as the Notes are outstanding, not to incur any additional liens on our assets, subject to certain excepted issuances, (ii) not to enter into an agreement to, nor to issue, any equity, convertible debt or other securities convertible into our common stock or equity, nor modify any of the foregoing which may be outstanding at anytime during the occurrence of any default under the Notes or until the registration statement has been effective for a period of six months; (iii) while the Notes are outstanding, if we issue equity or equity linked securities at a price lower than the conversion price of the Notes, then such conversion price will be reduced to the same price of the securities so issued; and (iii) to grant the investors in our July 2006 Financing a right of first refusal on our common stock and debt offerings, subject to certain limited exceptions extending for one year following the effectiveness of the registration statement. These restrictions make it more difficult for us to raise additional funds to sustain operations or to negotiate and structure transactions to finance future operations.

As a result, our ability to close any business combination or financing transaction we seek to enter into may be predicated upon our ability to get the holders of our Notes to agree to the transaction and to a modification of the terms of, or their rights under, the Notes. We have entered into discussions with the holders of the Notes, but do not currently have any agreement with them. Our ability to secure their approval to any business combination or financing may impair our ability to close any such transaction.

Our ability to restart operations or successfully effect a business combination and to be successful afterwards will be completely dependent upon the efforts of our key personnel, some of whom may join us following any future financing or business combination and may be unfamiliar with the requirements of operating a public company, which may adversely affect our operations.

Our ability to successfully restart operations or effect a business combination will be completely dependent upon the efforts of our current key personnel. However, if we are successful in effecting a business combination, we anticipate employing other personnel including key management personnel. While we intend to closely scrutinize any additional individuals we engage after a business combination or financing transaction, we cannot assure you that our assessment of these individuals will prove to be correct or that these individuals will remain with us. These individuals may be unfamiliar with the requirements of operating a public company as well as United States securities laws which could cause us to expend time and resources helping them become familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues that may materially adversely affect our operations.

We are dependant upon the continued services and support from our sole director and chief executive officer to continue our operations.

Our continued operations are substantially dependent on Zirk Engelbrecht. Mr. Engelbrecht currently serves as our sole director and chief executive officer. In addition, Mr. Engelbrecht has provided the financial support necessary to maintain our status as a reporting company under the Securities Exchange Act of 2934, including payment of the fees of our independent auditors and outside counsel. We currently have no cash on hand and no other arrangements for payment of these services. Mr. Engelbrecht is engaged in other significant business endeavors and is not obligated to contribute any specific number of hours per week to our affairs. If Mr. Engelbrecht’s other business affairs require him to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit his ability to devote time to our affairs and could have a negative impact on our ability to consummate any sale of assets, financing transaction or business combination. If Mr. Engelbrecht were to resign from his position of director or Chief Executive Officer, or to withdraw his financial support, we may be forced to discontinue operations altogether.

The sale of the shares of our common stock acquired in private placements could cause the price of our common stock to decline.

The Notes we issued in our July 2006 Financing may be converted by the holder into shares of our common stock at any time. In addition, we issued warrants to purchase an aggregate of 39,613,686 shares of our common stock in our July 2006 Financing (the “Warrants”). Under the terms of our July 2006 financing, we were required to register with the SEC the resale of the shares issuable upon conversion of the Notes and exercise of the Warrants. We have filed the registration statement, but it has not been declared effective. Even if we do not secure the registration of the shares underlying the Notes and the warrants, commencing in July 2007 the investors may rely on the provisions of Rule 144 to begin effect sales and may resell the shares of our common stock acquired upon the conversion and exercise of the Notes and warrants, respectively. We have no way of knowing whether or when the holders of the Notes will convert the Notes into shares, or whether or when such shares may be sold. Depending upon market liquidity at the time, a sale of shares by the holders of the Notes at any given time could cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

The holders of the Notes have the ability to negatively affect our stock price and to create a greater dilution of our then-existing stockholders.

The closing price of our stock on the day a holder of the Notes elects to convert an amount of the Notes into shares of our common stock will affect the number of shares issued upon conversion. To the extent a holder converts amounts under the Notes during a period when our stock price is low, such holder will receive a larger number of shares of our common stock as a result of the conversion, which such holder could sell at high volumes to drive the closing trading price downward. As the closing trading price is driven downward, a holder could convert portions of the Notes at successively lower market rates, thereby causing a successively greater dilution of our then-existing stockholders, including the purchasers of stock from the holders, and causing a downward spiraling affect on the price of our stock (a so-called “death spiral”).

We may issue additional shares of our capital stock, including through convertible debt securities, to finance future operations or complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Although we have no commitments as of the date of this report to issue any additional securities, we may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of both, including through convertible debt securities, to finance future operations or complete a business combination. The issuance of additional shares of our common stock or any number of shares of preferred stock, including upon conversion of any debt securities:

•	may significantly reduce the equity interest of our current stockholders;

•

will likely cause a change in control if a substantial number of our shares of common stock or voting preferred stock are issued, which may affect, among other things, our ability to use our net operating loss carryforwards, if any, and could also result in a change in management; and

•	may adversely affect prevailing market prices for our common stock.

Because we may be deemed to have no “independent” directors, actions taken and expenses incurred by our officer and director on our behalf will generally not be subject to “independent” review.

Zirk Engelbrecht, our Chief Executive Officer is currently our sole director. Mr. Engelbrecht does not have an employment agreement with us, and does not currently receive any compensation for his services. However, hi may receive compensation in the future and may receive reimbursement for out-of-pocket expenses incurred by him in connection with activities on our behalf, such as identifying potential financing opportunities or target businesses and performing due diligence related thereto. Because of his position as our sole director and executive officer, we will not have the benefit of independent directors examining the propriety of decisions made by Mr. Engelbrecht. Although we believe that all actions taken by Mr. Engelbrecht on our behalf will be in our best interests, we cannot assure you that this will be the case. If actions are taken, or expenses are incurred that are not in our best interests, it could have a material adverse effect on our business and operations and the price of our stock.

A limited number of stockholders own approximately 48.67% of our stock and may act, or prevent certain types of corporate actions, to the detriment of other stockholders.

As of March 31, 2007, our directors, officers and greater than 5% stockholders own, approximately 48.67% of our issued and outstanding common stock. Accordingly, these stockholders may, if they act together, exercise significant influence over all matters requiring stockholder approval, including the election of a majority of the directors and the determination of significant corporate actions. This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders.

We have never paid dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future.

We have paid no cash dividends on any of our classes of capital stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of the Notes prohibit us from making any dividend payment or distribution to holders of our common stock while any portion of the Notes remain outstanding. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

Our common stock is traded on the OTCBB, which may be detrimental to investors.

Our shares of common stock are currently traded on the Over-the-Counter Bulletin Board. Stocks traded on the OTCBB generally have limited trading volume and exhibit a wide spread between the bid/ask quotation.

Our common stock is subject to penny stock rules.

Our common stock is subject to Rule 15g-1 through 15g-9 under the Exchange Act, which imposes certain sales practice requirements on broker-dealers which sell our common stock to persons other than established customers and “accredited investors” (generally, individuals with net worths in excess of $1,000,000 or annual incomes exceeding $200,000 (or $300,000 together with their spouses)). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. This rule adversely affects the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their shares of such common stock. Additionally, our common stock is subject to the SEC regulations for “penny stock.” Penny stock includes any equity security that is not listed on a national exchange and has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule set forth by the SEC relating to the penny stock market must be delivered to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock. The regulations also require that monthly statements be sent to holders of penny stock which disclose recent price information for the penny stock and information of the limited market for penny stocks. These requirements adversely affect the market liquidity of our common stock.

Recently enacted and proposed changes in securities laws and regulations are likely to increase our costs.

The Sarbanes-Oxley Act of 2002 that became law in July 2002 requires changes in some of our corporate governance, public disclosure and compliance practices. The Act also requires the SEC to promulgate new rules on a variety of subjects. We expect these developments to increase our legal and financial compliance costs, and to make some activities more difficult, such as stockholder approval of new option plans. We expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly to serve on our audit committee, and qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

ITEM 7.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Satellite Security Corporation:

We have audited the accompanying consolidated balance sheet of Satellite Security Corporation and its subsidiary (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiary as of December 31, 2006, and the results of their operations and their cash flows for each of the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payments, effective January 1, 2006.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s recurring losses from operations and limited capital resources, as well as its decision to cease operations of its only operating business in March 2007, raises substantial doubt as to its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TAUBER & BALSER, P.C
May 2, 2007
Atlanta, Georgia

SATELLITE SECURITY CORPORATION

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2006

Assets
Current Assets
Cash and cash equivalents	$277,085
Accounts receivable, net of allowance for doubtful accounts of $78,906	138,325
Inventories, net of allowance of $143,677	1,060
Deferred costs	6,108
Other current assets	20,803

Total Current Assets	443,381

Property and equipment, net	15,000

Other Assets
Debt issue costs, net	295,392
Restricted cash for letter of credit	75,000

Total Other Assets	370,392

Total Assets	$828,773

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable	$523,188
Accrued expenses	391,520
Customer prepayments	519,011
Convertible notes payable	515,342
Embedded derivative liability	1,982,423
Common stock warrant liability	1,080,685
Other debt	24,889
Notes and loans payable to related parties	146,414

Total Current Liabilities	5,183,473

Non-Current Liabilities
Notes payable to related parties, net of current portion	776,410

Total Liabilities	5,959,883

Commitments and Contingencies

Shareholders’ Deficit
Common stock, $0.001 par value
Authorized—250,000,000 shares
Issued and outstanding—110,981,560 shares	110,982
Additional paid-in capital	6,922,809
Accumulated deficit	(12,164,900)

Total Shareholders’ Deficit	(5,131,109)

Total Liabilities and Shareholders’ Deficit	$828,773

The accompanying notes are an integral part of these consolidated financial statements.

SATELLITE SECURITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2006 AND 2005

	For the years ended December 31
	2006	2005
Revenues	$1,514,975	$1,227,374

Cost of Revenues	1,407,303	688,894

Gross Profit	107,672	538,480
Operating Expenses
Research and development	277,074	325,151
Marketing and sales	575,020	340,184
General and administrative	2,965,515	1,570,093
Impairment expense	210,463	—

Total Operating Expenses	4,028,073	2,235,428

Operating Loss	(3,920,400)	(1,696,948)

Other Income/(Expense)
Interest expense	(4,369,832)	(80,745)
Net change in fair value of common stock warrants and embedded derivative liability	2,933,349	—
Other income	22,381	—

Total Other Income/(Expense)	(1,414,102)	(80,745)

Net Loss	$(5,334,502)	$(1,777,693)

Basic and diluted loss per share	$(0.05)	$(0.03)

Weighted average common shares outstanding	104,448,310	69,049,494

The accompanying notes are an integral part of these consolidated financial statements.

SATELLITE SECURITY CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2006 AND 2005

	Common Stock			Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Shares	Amount	Shares	Amount
	Satellite	Celtron
Balances at January 1, 2005	1,900,648	12,774,653	$12,775	4,000,000	$1,600,000	$(12,775)	$(5,052,706)	$(3,452,706)
Recapitalization—July 11, 2005:
Cancellation of existing shares	(1,900,648)	(12,774,653)	(12,775)	—	—	—	—	(12,775)
Issuance of new shares	39,944,434	12,774,653	12,775	—	—	—	—	12,775
Issuance of Common Stock:
Services	7,815,789	2,499,572	2,500	—	—	447,500	—	450,000
Debt and Preferred Stock	146,725,066	46,924,230	46,924	(4,000,000)	(1,600,000)	3,826,757	—	2,273,681
Sale of stock to officer	9,000,000	2,878,295	2,878	—	—	87,122	—	90,000
Effect of reverse acquisition	(203,485,289)	—	—	—	—	—	—	—
Pre-merger common stock-Celtron		32,979,813	32,980	—	—	(32,980)	—	—
Net loss	—	—	—	—	—	—	(1,777,693)	(1,777,693)

Balances at December 31, 2005	—	98,056,563	98,057	—	—	4,315,624	(6,830,399)	(2,416,718)
Issuance of Common Stock:
Services	—	2,500,000	2,500	—	—	443,500	—	446,000
Employee stock grants	—	534,088	534	—	—	52,875	—	53,409
Debt	—	9,890,909	9,891	—	—	1,121,309	—	1,131,200
Beneficial conversion feature of convertible debt	—	—	—	—	—	799,614	—	799,614
Warrants issued in connection with short term debt	—	—	—	—	—	40,517	—	40,517
Stock based compensation	—	—	—	—	—	149,370	—	149,370
Net loss	—	—	—	—	—	—	(5,334,502)	(5,334,502)

Balances at December 31, 2006	—	110,981,560	$110,982	—	$—	$6,922,809	$(12,164,900)	$(5,131,109)

The accompanying notes are an integral part of these consolidated financial statements.

SATELLITE SECURITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2006 AND 2005

	For the years ended December 31
	2006	2005
Cash flows from operating activities:
Net loss	$(5,334,502)	$(1,777,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	3,211,799	—
Gain on change in value of warrants and embedded derivative liability	(2,933,349)	—
Non-cash interest expense on beneficial conversion feature on related party loan	799,614	—
Common stock issued for services	446,000	540,000
Share-based compensation expense	202,779	—
Bad debt provision	120,680	—
Depreciation and amortization	73,319	50,572
Impairment charges	210,463	—
Amortization of debt issuance costs	54,608	—
Warrants issued in connection with short-term financing	40,517	—
Original issue discount	40,000	—
Forgiveness of indebtedness	(58,073)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(157,469)	95,973
Inventories	32,640	2,789
Other current assets	(13,787)	—
Deferred costs	(84,178)	—
Accounts payable	25,306	(322,382)
Accrued expenses	(91,180)	(277,359)
Deferred revenues/customer prepayments	88,914	357,442
Other	—	24,644

Net cash used in operating activities	(3,325,899)	(1,306,014)

Cash flows from investing activities:
Restricted cash for letter of credit	—	(75,000)
Purchases of property and equipment	(63,201)	(40,639)

Net cash used in investing activities	(63,201)	(115,639)

Cash flows from financing activities:
Proceeds from long-term debt	2,800,000	—
Debt issuance costs	(350,000)	—
Repayment of long-term debt	(19,588)	(19,909)
Proceeds from short-term loan	460,000	—
Repayment of short-term loan	—	(90,000)
Proceeds from related party loan	1,244,078	—
Repayment of related party loans	(419,747)	—
Shareholder advances	50,000	284,221
Shareholder repayments	(115,000)	(209,920)
Proceeds from sale of stock	—	1,471,464

Net cash provided by financing activities	3,649,743	1,435,856

Net increase in cash	260,643	14,203

Cash and cash equivalents at beginning of year	16,442	2,239

Cash and cash equivalents at end of year	$277,085	$16,442

Supplemental disclosure of cash flow information:
Cash paid for interest	$178,345	$80,745

Supplemental schedule of non-cash financing activities:
Conversion of related party debt into common stock	$1,131,200	$2,402,217
Conversion of short term debt to convertible note payable	500,000	—
Warrant issued in connection with short term debt	40,517	—
Warrant liability recorded in connection with convertible debt	3,072,434	—
Embedded derivative liability recorded in connection with convertible debt	2,924,023	—

The accompanying notes are an integral part of these consolidated financial statements.

Satellite Security Corporation

Notes to Consolidated Financial Statements

Years Ended December 31, 2006 and 2005

Note 1—The Company and Basis of Presentation

The Company

The Company was incorporated under the laws of the State of Nevada on April 8, 1998 under the name “Celtron International, Inc.” (“Celtron”). On December 9, 2005, Celtron and Satellite Security Systems, Inc., a California corporation (“Satellite”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). On December 31, 2005, Satellite merged with and into a wholly owned subsidiary of Celtron (the “Merger”). Pursuant to the terms of the Merger Agreement, Celtron issued one share of its common stock in exchange for each 3.12 shares of Satellite’s outstanding common stock resulting in the issuance of 65,076,750 shares of common stock to the former stockholders of Satellite. Holders of 32,979,813 outstanding shares of Celtron’s common stock continued to hold their stock following the Merger and there were no monetary assets exchanged to these holders.

On May 23, 2006, the Company changed its name to “Satellite Security Corporation” (referred to in this report as “we” or the “Company”). The Company is authorized to issue a total of 250,000,000 shares of common stock with a par value of $0.001. In addition the Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001.

The Company currently has one subsidiary, Satellite, which, until Satellite ceased operations on March 7, 2007 (see Note 2), was primarily engaged in the development and sale of asset tracking and monitoring solutions and services.

Basis of Presentation

In accordance with generally accepted accounting principles, the merger was treated as a purchase for financial reporting purposes. In accordance with the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations, Satellite was considered the acquiring enterprise for financial reporting purposes. Satellite established a new accounting basis for Celtron’s assets and liabilities based upon their fair values as of December 31, 2005, the effective date of the merger. The merger was accounted for as a reverse acquisition with Satellite as the accounting acquirer and Celtron as the surviving company for legal purposes. The consolidated financial statements for the years ended December 31, 2006 and 2005 include the historical results of operations of Satellite, the accounting acquirer.

Prior to the merger, Celtron’s principal asset was the ownership of a 70% interest in the common stock of Orbtech Holdings, Limited (“Orbtech”) a South African company. On October 21, 2005, Celtron entered into an agreement with Buytron, Inc. (“Buytron”), a company that was formed for the purpose of holding shares of common stock of Celtron. One of the principal shareholders of Buytron is also an owner of Orbtech. In conjunction with the agreement, the shares of common stock of Celtron which were owned by Buytron were distributed to the shareholders of Buytron. Under the terms of the agreement, Celtron eliminated a portion of its control in Orbtech by reducing the number of its ownership shares in exchange for the cancellation of certain Celtron common shares that the principal shareholder of Buytron owned. The result of this transaction was that Celtron reduced its ownership percentage in Orbtech from approximately 70% to approximately 42.5% and 4,146,759 shares of common stock of Celtron, previously owned by a Buytron shareholder, were cancelled.

As of December 31, 2005, Celtron’s 42.5% share of the book value of Orbtech was approximately $40,000. Based on the fact that Orbtech had incurred significant losses from operations for 2005 and past years, management recorded an impairment of its equity position in 2005, thereby writing off the entire carrying amount of its investment.

Management funded its operations for fiscal year 2006 through borrowings under a $2,000,000 credit facility from a related party, The Aston Organization, Ltd (see Note 7 of the Notes to Consolidated Financial Statements), borrowings under a $540,000 Secured Note Agreement (see Note 5 of the Notes to Consolidated Financial Statements) with an unrelated third party investor, as well as through a financing transaction with a group of unrelated accredited investors in which the Company issued an aggregate of (i) $3.3 million of secured, convertible promissory notes; (ii) 21,607,465 Series A Warrants exercisable at $0.13 per share; and (iii) 18,006,221 Series B Warrants exercisable at $0.143 per share (see Note 5 of the Notes to Consolidated Financial Statements). The financing resulted in net proceeds to the Company of $2,447,550 after deducting finder’s fees and expenses. In connection with this financing transaction all the outstanding principal, accrued and unpaid interest under the $2,000,000 credit facility was converted into common stock and the associated note was terminated. Additionally, the Company repaid all amounts due under the $540,000 Secured Note Agreement by repaying $40,000 in cash and converting the remaining $500,000 into a subscription in the July 13, 2006 financing transaction of convertible notes and warrants.

Note 2—Going Concern

During 2006 and 2005, the Company incurred significant losses from operations, had negative cash flows from operations, had an excess of current liabilities over current assets and had a shareholders’ deficit as of December 31, 2006. On March 7, 2007, our operating subsidiary, Satellite, which was our sole source of revenue, lacked sufficient working capital to continue to fund its operations in the ordinary course of business, and all Satellite employees were released. The Company is currently evaluating options for the disposition of that subsidiary or its assets.

As a result of the foregoing, Satellite has effectively ceased operations. We currently do not have any ongoing business operations or any remaining revenue sources. Accordingly, Satellite’s future operations will be limited to either the sale of Satellite and/or its assets, or the winding down of Satellite’s remaining business and operations. The proceeds from the sale of assets will not be sufficient to repay all of our remaining liabilities, including the Notes. Through the date of this report we have continued to solicit additional financing or a strategic transaction, including evaluating options for acquiring or merging with another operating company. We have no other agreements or arrangements for financing or a strategic transaction in place at this time, and no assurances can be given concerning whether we will receive additional financing or complete a strategic transaction or as to the terms of any financing or transaction.

The Company is continuing to seek the funds necessary to retain financial and outside professional services in order to maintain our reporting obligations under the Exchange Act while we continue to solicit additional financing or a strategic transaction. At the time of filing of this Annual Report on Form 10-KSB, no formal plan of liquidation has been discussed with or approved by the Board of Directors. The holders of the Company’s outstanding Secured Convertible Notes have the right to declare a default, request acceleration of the indebtedness and foreclose on their security interests in all the Company’s assets. In the event of a foreclosure or liquidation, the Company does not expect that any funds will be available for distribution to shareholders.

In view of the matters described above, there is substantial doubt about the Company’s ability to continue as a going concern. The recoverability of the recorded assets and satisfaction of the liabilities reflected in the accompanying balance sheet is dependent upon continued operation of the Company, which is in turn dependent upon the Company’s ability to meet its financing requirements on a continuing basis and to succeed in its future operations. There can be no assurance that management will be successful in implementing its plans. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3—Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements are prepared using accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly owned subsidiary, Satellite. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and also requires disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by management include the viability of recognizing deferred tax assets, valuation of equity instruments, and the allowance for doubtful accounts. Significant changes in these estimates may have a material impact on the financial statements.

Fair Value of Financial Instruments

The Company estimates the fair value of certain of its assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures About Fair Value of Financial Instruments. At December 31, 2006, management believes that the carrying amounts of cash, accounts receivable, accounts payable, and accrued expenses approximate their fair value. Management believes it is impracticable to determine the fair value of related party debt because of the related party attributes of that debt and the defaulted debt due to the uncertainties surrounding this debt.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents is comprised of cash and highly liquid time deposits held at a major financial institution, which from time to time exceed federally insured limits. The Company believes that the risk of any loss related to its deposits is minimal.

Restricted cash of $75,000 at December 31, 2006 represents a letter of credit deposit to secure the Company’s leased facilities which housed the offices of Satellite Security Corporation and Satellite Security Systems, Inc. On April 2, 2007, the Company was forced to vacate its office premises due to non-payment of rent, a default under the terms of our lease. As of the date of this filing, the landlord has the option to collect these funds to apply to the remaining lease obligation, but has not yet done so.

Accounts Receivable

Accounts receivable are stated at the amounts that management expects to collect. The Company is required to estimate the collectibility of its trade receivables. Considerable judgment is required in assessing the ultimate realization of these receivables. During 2006 and 2005, The Company performed ongoing credit evaluations of its customers. In addition, the Company monitored collections and payments from its customers and maintained provisions for estimated credit losses based upon historical experience and specific customer circumstances. At December 31, 2006 the amount of the accounting loss that the Company is at risk for these accounts receivable is limited to the carrying value.

Inventories

Inventories, which consist primarily of purchased parts and supplies, are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. The Company evaluates the need to record adjustments for impairment of inventory. At December 31, 2006, the inventory has been written down to its estimated net realizable value.

Debt Issuance Costs

Debt issuance costs are deferred and amortized over the term of the related credit facility using the effective interest method. When a loan is paid in full (or converted or extinguished), any unamortized financing costs are removed from the related accounts and expensed. The Company issued convertible notes in July 2006 and incurred issuance costs of $350,000, which are being amortized over the life of the notes. Amortization expense related to these costs is included in interest expense in the consolidated statement of operations and was $54,608 and $0 for the years ended December 31, 2006 and 2005, respectively.

Deferred Costs

Deferred costs represent the cost of hardware associated with deferred monitoring revenue which is amortized over the period of monitoring service. At December 31, 2006 the Company recorded an impairment charge of $110,451 on the value of deferred costs due to the determination that the asset would not be recovered.

Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally ranging from three to five years. Expenditures for ordinary repairs and maintenance are expensed as incurred while major additions and improvements are capitalized.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

At December 31, 2006 the Company recorded an impairment charge on the net value of property and equipment of $100,012. The Company recorded no impairment charges for the year ended December 31, 2005.

Warranty Reserve

The Company’s hardware is sold with a warranty against defects in material and workmanship for a period of one year from the date of sale. Hardware manufactured by third parties is typically covered by a one year warranty from the product manufacturer. Anticipated future warranty costs are estimated, based upon historical expenses and an analysis of product field failures. At this time the Company believes, based on historical data collected over the last 24 months, that the current warranty reserve is sufficient to cover the associated costs of repairing or replacing defective hardware remaining under warranty. However, since Satellite ceased operations in March 2007 and currently has no funding sources, management does not expect that it will be able to meet any future warranty obligations that may arise.

Customer Prepayments

Customer prepayments relate primarily to amounts received in advance for monitoring services for which the period of service extends beyond the balance sheet date.

Beneficial Conversion Feature of Convertible Notes Payable

The convertible feature of certain notes payable provides for a rate of conversion that is below market value. Such feature is normally characterized as a “Beneficial Conversion Feature” (“BCF”). Pursuant to EITF Issue

No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” EITF No. 00-27, “Application of EITF Issue No. 98-5 To Certain Convertible Instruments” and APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the estimated fair value of the BCF is recorded in the consolidated financial statements as a discount from the face amount of the notes. Such discounts are amortized to accretion of convertible debt discount over the term of the notes (or conversion of the notes, if sooner).

During 2006, the Company calculated a BCF in connection with the short-term line of credit of $2,000,000 in the amount of $799,614. This amount has been reported as a component of interest expense in the consolidated statement of operations.

Derivatives

Under Emerging Issues Task Force (EITF) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the initial balance sheet classification of contracts that require net cash settlement are recorded as assets or liabilities and contracts that require settlement in shares are recorded as equity instruments. At each balance sheet date, the Company reviews contracts and equity instruments that are to be settled in common stock to determine if sufficient common shares are available to satisfy the maximum number of shares that could be required to net-share settle the contracts, among other conditions. Changes in fair value are accounted for in the consolidated statement of operations.

Warrant Derivative Liability

The Company accounts for warrants issued in connection with financing arrangements in accordance with EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). Pursuant to EITF 00-19, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as a derivative liability. The fair value of warrants classified as derivative liabilities is adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded in the consolidated statement of operations.

Revenues and Costs of Revenue

The Company’s revenues are derived from two sources, the sale of hardware that uses Global Positioning System (“GPS”), cellular and ReFLEX paging technology, and the provisioning of asset tracking and related monitoring services. Revenue related to the sale of hardware products is recognized upon delivery if no significant vendor obligations remain, the price is fixed or determinable and collection is reasonably assured. Monthly billings for services are presented in advance of rendering the related services. Customer prepayments consists of advanced payments of these billings and are recognized as revenues ratably over the minimum service contract period, generally one to five years. Costs of revenues include all direct material and labor costs and those indirect costs related to contract performance. The cost of installed hardware related to customer advance payments is amortized over the same period as the related revenue. However, since Satellite has ceased operations and currently has no funding sources, management does not believe that it will be able to meet any future monthly service obligations that are outstanding as of December 31, 2006 in connection with the service agreements.

Concentration of Credit Risk

The Company provides products and services to customers in a variety of industries worldwide, including local and federal governments, utilities, and transportation. Concentration of credit risk with respect to trade receivables is limited due to the geographic and industry dispersion of the Company’s customer base. However, two customers accounted for more than 90% of trade accounts receivable, net, at December 31, 2006.

A small number of customers have traditionally accounted for a large percentage of the Company’s revenues. These customers accounted for approximately 61% and 63% of total revenues for 2006 and 2005, respectively.

Share-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes APB Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” The approach to accounting for share-based payments in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and no longer allows pro forma disclosure as an alternative to financial statement recognition.

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

On April 19, 2006, the shareholders of the Company adopted the 2006 Equity Incentive Plan to provide stock awards to eligible employees, directors, and consultants of the Company and its affiliates. Shares reserved for issuance under the plan shall not exceed 20,000,000 shares. The 2006 Equity Incentive Plan is administered by the Board of Directors or a committee designated by the Board. Available stock awards under the plan include (i) incentive stock options, (ii) non-statutory stock options, (iii) stock bonuses, and, (iv) rights to acquire restricted stock.

The Company used the Black-Scholes method (which models the value over time of financial instruments) to estimate the fair value at grant date of the options. The Black-Scholes method uses several assumptions to value an option. The Company used the following assumptions:

•	Expected Dividend Yield—because the Company does not currently pay dividends, expected dividend yield is zero.

•

Expected Volatility in Stock Price—due to the relatively short period of time since the Merger, the expected volatility in stock price reflects the historical change in a competitor of the Company’s stock price over the expected term of the stock option.

•	Risk-free Interest Rate—reflects the average rate on a United States Treasury bond with maturity equal to the expected term of the option.

•	Expected Life of Stock Awards—reflects the simplified method to calculate an expected life based on the midpoint between the vesting date and the end of the contractual term of the stock award.

The weighted-average assumptions used in the option pricing model for stock option grants were as follows:

Year Ended December 31,	2006	2005
Expected Dividend Yield	0.00%	0.00%
Expected Volatility in Stock Price	64.40%	70.00%
Risk-Free Interest Rate	4.96%	4.43%
Expected Life of Stock Awards—Years	5.00	3.00
Weighted Average Fair Value at Grant Date	$0.117	$0.25

Had the Company determined compensation expense using a fair value based methodology for stock options under SFAS123R, pro forma consolidated net loss for the year ended December 31, 2005 would have been as follows (in thousands, except per share amounts):

2005
Net loss, as reported	$(1,777,693)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,483)

Pro forma net loss	$(1,779,176)

Since the difference between the reported and pro forma net loss available to common shareholders is not material, there is no effect on the net loss per share.

During 2006, the Company granted employees incentive stock options to purchase up to 9,123,077 shares of its common stock at a price per share of $0.08 to $0.15 under the terms of the 2006 Equity Incentive Plan. The options expire in 2016 and vest over a period of three years from the date of grant. Based on the current fair market value of the Company’s common stock on dates of grant, total compensation expense of $609,383 will be recognized under the Black-Scholes option pricing model in connection with the option grants over the three year vesting period.

As a result of adopting SFAS 123R on January 1, 2006, the Company recorded $149,370 of stock-based compensation expense for the year ended December 31, 2006 related to stock options. Had the Company continued to account for these options under APB 25 no such expense would have been recorded. After recording the expense through December 31, 2006, there remained approximately $460,013 of unrecognized compensation cost related to unvested stock options to be recognized over the next three years. The share-based compensation expense calculated using the Black-Scholes model for grants during 2006 is as follows:

For the fiscal year ended December 31, 2006
Research and development	$498
Marketing and sales	26,912
General and administrative	121,960

Share-based compensation	$149,370

A summary of option activity for the years ended December 31, 2006 and 2005 are as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Outstanding at January 1, 2005	97,891	—	—
Granted	1,923,077	$0.31	9.90
Exercised	—	—	—
Forfeited, cancelled or expired	(97,891)	—	—

Outstanding Options at December 31, 2005	1,923,077	0.31	9.90

Granted	9,123,077	0.127	9.40
Exercised	—	—	—
Forfeited, cancelled or expired	(1,923,077)	0.31	—

Outstanding at December 31, 2006	9,123,077	$0.127	9.40

The following table summarizes additional information about stock options outstanding as of December 31, 2006:

		Options Outstanding		Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2006	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2006	Weighted Average Exercise Price
$0.08 to $0.10	4,375,000	9.40	$0.09
$0.11 to $0.15	3,248,077	9.44	$0.14	1,923,077	$0.15
$0.16 to $0.20	1,500,000	9.32	$0.20

	9,123,077	9.40	$0.13	1,923,077	$0.15

Issuance of Stock for Non-cash Consideration

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

Income Taxes

Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences resulting from the differences in the financial reporting and tax bases of assets and liabilities and for net operating loss carryforwards. Deferred income tax expense (benefit) is the change during the year in the deferred income tax asset or liability. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be “more likely than not” realized in the future based on the Company’s current and expected operating results.

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

Note 4—Property and Equipment

Property and equipment as of December 31, 2006 consists of the following:

Furniture and equipment	$194,228
Software costs	145,624

Total property and equipment	339,852
Less: Reserve for impairment	(100,012)
Less: Accumulated depreciation	(224,840)

Net property and equipment	$15,000

The Company has reduced the carrying amount of its property and equipment with an impairment charge of $100,012 for the year ended December 31, 2006 which is included in the accompanying consolidated statements of operations. As a result, the carrying amount of property and equipment totaled $15,000 at December 31, 2006. Depreciation expense for the years ended December 31, 2006 and 2005 was $46,045 and $50,572, respectively.

Note 5—Secured Convertible Notes, Embedded Derivative and Common Stock Warrants

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

The Secured Note Financing resulted in net proceeds to the Company of $2,447,550 after deducting finder’s fees of $330,000, note issue costs of $20,000 and other expenses of $2,450. In connection with the Secured Note Financing, the Company also granted 3,601,244 Series A warrants at an exercise price of $0.13 per share to an investment banker as a finder’s fee. In addition, the Company will be required to pay finder’s fees totaling 10% of the cash proceeds received by the Company upon exercise of any of the Series A or Series B Warrants. The Company used the proceeds from the Secured Note Financing for general working capital purposes.

$350,000 of the transaction costs incurred in connection with the Secured Note Financing have been deferred and will be amortized using the interest method over the three-year life of the Notes. Any transaction costs in connection with the future exercise of the warrants will be recognized at that date, when and if the warrants are exercised.

At the election of the holders of the Notes, any outstanding principal and interest due under the Notes may be converted into shares of the Company’s common stock at a conversion price equal to 75% of the volume weighted average price of the Company’s common stock using the AQR function as reported by Bloomberg L.P. for the five trading days preceding the conversion date. In addition, the Company has filed a registration statement with the Securities and Exchange Commission to register the resale of the shares of common stock underlying the Convertible Promissory Notes and the Series A and B Warrants in connection with the Secured Note Financing. The registration statement has not been declared effective as of the date of this report.

The amounts outstanding under the Secured Convertible Promissory Notes bear interest at the rate of 10% per annum, payable on a quarterly basis. The Notes mature on July 13, 2009 and are secured by a lien on substantially all of the Company’s assets, including a pledge of its shares in Satellite. The Company was unable to make the required interest payment for the quarter ended December 31, 2006 and is currently in default of our obligations under the Notes. Total interest paid in connection with the Notes for the year ended December 31, 2006 was $71,425. The entire balance of the Note has been reclassified as short term debt due to the default at December 31, 2006.

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

The Company calculated the fair value of the embedded conversion feature on July 13, 2006 using the Black-Scholes valuation model with the following assumptions: market price of $0.13; exercise price of $0.092, which represents a 25% discount to the Company’s volume weighted average price as reported on the OTC Bulletin Board for the five (5) day period prior to July 13, 2006; discount rate of 5.04%; expected volatility of 63% and an expected life of five (5) years. The fair value of $3,072,343 was recorded as a debt discount, which reduced the carrying amount of the Notes. To determine the liability related to the warrants, the Company calculated the fair value of the warrants on July 13, 2006 using the Black-Scholes valuation model with the following assumptions: market price of $0.13; exercise price of $0.13 and $0.143; discount rate of 5.04%; expected volatility of 63% and an expected life of five (5) years. The fair value of $2,924,023 was also recorded as a debt discount. Combined with deferred debt issuance costs, the total debt discount attributable to the warrants and embedded conversion feature of $5,996,367 exceeded the principal amount of the Notes by $2,696,397. Accordingly this excess amount was charged directly to interest expense on July 13, 2006. The remaining $3,300,000 of debt discount was intended to be amortized over the three year term of the Notes.

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

The Company again re-measured the fair value of the warrants at December 31, 2006 using the Black-Scholes valuation model with the following assumptions: market price of common stock on the measurement date of $0.07, exercise price of $0.13 and $0.143, discount rate of 4.53%, expected volatility of 61.8%, and an expected life of five (5) years. This resulted in a fair market value in connection with the warrants of $1,080,685 at December 31, 2006. The decrease in fair market value of the warrants resulted in non-cash interest income of $933,984. The total decrease in fair market value of the warrants for the year ended December 31, 2006 was $1,843,338.

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

The Company again re-measured the fair value of the embedded conversion feature at December 31, 2006 using the Black-Scholes valuation model with the following assumptions: market price of common stock on the measurement date of $0.07, exercise price of $0.066 which represents a 25% discount to the Company’s volume weighted average price as reported on the OTC Bulletin Board for the five (5) day period prior to the last trading day of the period, December 29, 2006; discount rate of 4.53%, expected volatility of 61.8 % and an expected life of five (5) years. This resulted in a fair market value for the embedded conversion feature of $1,982,423. The decrease in the fair market value of the embedded conversion feature resulted in non-cash interest income of $1,277,177. The total decrease in the fair market value of the embedded conversion feature for the year ended December 31, 2006 was $1,089,920. Combined with non-cash interest income related to the re-measurement of the fair value of the warrants, the Company recorded non-cash interest income of $2,211,161 in the quarter ended December 31, 2006 and $2,933,258 for the year ended December 31, 2006 related to the net change in the fair market value of the common stock warrants and embedded derivative liability.

Under the terms of the Secured Note Financing the Company has a five (5) day grace period to pay any monetary amounts due under this Note, after which grace period any monetary amounts not paid when due shall bear interest at a default interest rate of fifteen percent (15%) per annum. At December 31, 2006 there was $83,178 of unpaid interest due on the principal of the Note. There was no additional interest due on this unpaid balance at December 31, 2006.

In addition, on March 31, 2007 the Company missed a second interest payment on the principal of the Note in the amount of $81,370. As of the date of this report, accrued interest on these two missed payments was $4,902.

In connection with the $3.3 million convertible note and warrants under the Secured Note Financing the Company agreed, pursuant to a Registration Rights Agreement, to prepare and file, within 45 days following the issuance of the note and warrants, a registration statement with the Securities and Exchange Commission covering the resale of the common stock issuable upon conversion of the note and exercise of the warrants. The agreement stated that the registration statement must be declared effective by the Securities and Exchange Commission within 90 days of July 13, 2007, or 150 days in the event the registration statement is reviewed by the Securities and Exchange Commission. The registration statement was reviewed by the Securities and Exchange Commission therefore the deadline for registration was December 10, 2006. Failure to file a registration statement in the required time period constitutes a Non-Registration Event as defined in the Agreement. During a Non-Registration Event the Company is required to pay the holder of the Notes liquidated damages of 2.0% of the principal amount of the notes for each 30 day period that the effectiveness of the registration is delayed until the Company’s registration obligations terminate on July 13, 2008. The Company can pay the damages in cash or elect to pay up to in shares of the common stock with registered shares of the Common Stock valued at 75% of the volume weighted average price as reported on the OTC Bulletin Board for the five (5) trading days preceding such payment. The liquidated damages must be paid within ten (10) days after the end of each thirty (30) day period or part thereof for which liquidated damages are payable. At December 31, 2006 there was $66,000 in accrued liquidation damages.

As of the date of this report the registration statement has still not been declared effective. There have been five additional periods for which liquidation damages are payable. Total accrued liquidation damages are $396,000 and the associated accrued interest is $8,408.

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

Note 6—Debt

As of December 31, 2006, debt consisted of the following obligations:

Convertible notes payable:

Note payable-Secured Convertible Promissory Notes bearing interest at the rate of 10% per annum, payable on a quarterly basis net of discount of $2,784,658. The Notes mature on July 13, 2009 and are secured by a lien on substantially all of the Company’s assets. We are in default of this obligation as of December 31, 2006 and all debt has been reclassified to current liabilities.	$515,342

Other debt:

Note payable–software purchase, due by December 2007, payable in 48 monthly installments of $1,885, bearing interest at 9%, secured by related software and guaranteed by a shareholder.	$24,889

Note 7—Related Party Transactions

Notes and Loans

As of December 31, 2006, the Company had notes and loans to related parties consisting of the following:

Advances—shareholders—unsecured, non-interest bearing, no terms for repayment.	$122,730
Note payable-shareholder-unsecured, 204 installments of $7,000 remaining, imputed interest of 7.64%.	800,094

Total related party debt	922,824

Less: current portion of related-party debt	(146,414)

Total non-current portion of related party debt	$776,410

The aggregate annual maturities of non-current related party debt for each of the five years subsequent to December 31, 2006 and in total thereafter are as follows:

Year Ending on December 31,:
2008	$25,558
2009	27,581
2010	29,763
2011	32,119
2012	34,661
Thereafter	626,728

Total	$776,410

On July 9, 2006 the Company reached an agreement on a note payable to a shareholder to accelerate repayment of the note. Under the agreement, the shareholder agreed to waive the requirement in the original note which entitled him to 15% of the proceeds of the July 13, 2006 Secured Note Financing transaction in exchange for payment to the shareholder in the amount of $300,000 to be applied as follows: $230,000 to reimburse shareholder for payment shareholder made in full of a note with bank for which the Company is the guarantor on the underlying note with the bank in the same amount, $10,000 for prior year rent and $60,000 on the note payable to the shareholder. All penalties and claims for missed payments were waived and payments on the note payable to the shareholder resumed in the amount of $7,000 per month on August 15, 2006. As of the date of this filing we have not made our required monthly payments under this note payable since January 2007. We are currently in default of this note payable. Since we did not cure the default within the 30 day cure period allowed in the note, the shareholder may call for payment of the note in full at any time. If the company is able to cure the default before the shareholder calls for full payment on the note, payments will continue as agreed. As of the date of this filing, the shareholder has not called for full payment on the note. The Company paid $61,304 and $23,200 in interest payments to this shareholder for 2006 and 2005 respectively.

On December 28, 2006 the Company reached an agreement with a former officer of the Company in which the former officer forgave any and all amounts due him and released the Company for all claims known and unknown in exchange for the replacement of a lost stock certificate. Accordingly the Company wrote off $2,018 of accounts payable, $4,804 of accrued interest, $20,000 of loan payable and $44,074 of deferred compensation.

Leased Facilities

During the year ended December 31, 2005 the Company rented its facilities from a shareholder and former director. The Company paid $35,000 in rent for the year ended December 31, 2005. Rent owed to this shareholder amounted to $11,206 and $31,000 as of December 31, 2006 and 2005, respectively and is included in accounts payable.

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

In May 2006, Aston converted $96,000 outstanding under the Aston Note into 480,000 shares of our common stock.

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

The Company recorded $31,048 and $0 in interest expense for Aston in 2006 and 2005 respectively.

Employment Agreement

On May 19, 2006, the Company entered into an employment agreement with John Phillips, its CEO (the “Employment Agreement”), calling for payment of (i) an annual base salary of $225,000; (ii) an annual bonus opportunity in the amount of $35,000 payable in cash for each subsidiary or operating division of the Company that meets its operating budget goal for each year during the term of the Employment Agreement; (iii) an additional annual bonus opportunity in an amount to be determined by the Board of Directors; and (iv) an automobile allowance of $1,500 per month. Mr. Phillips was also eligible to participate in our employee benefit programs. Under the Employment Agreement, we also agreed (i) to grant to Mr. Phillips, effective May 16, 2006, a non-statutory option to purchase 4,000,000 shares of our common stock vesting over two years at an exercise price equal to $0.09 per share, the closing price of our common stock on the date of grant; (ii) to re-price non-qualified stock options of 1,923,076 shares previously granted to Mr. Phillips on November 4, 2005 from an exercise price of $0.312 per share to $0.15 per share; and (iii) to remove certain performance-based restrictions on the previously granted 1,923,076 shares of restricted common stock. The 1,923,076 options became 100% vested on May 19, 2006. Effective December 1, 2006, Mr. Phillips was suspended from his duties as chief executive officer with pay, pending a board meeting to review his performance. On December 4, 2006, Mr. Phillips resigned as our chief executive officer and as a member of our board of directors. The resignation effected a termination of his May 19 2006 employment agreement. Mr. Phillips contends that his resignation was for “Good Reason” as defined in his employment agreement and that, accordingly, he is entitled to certain severance benefits. Under the terms of his employment agreement, Mr. Phillip’s severance benefits would include payment over a period of one year of (i) an amount equal to 200% of his base salary at the time of termination plus (ii) an amount equal to the premiums on the COBRA insurance coverage. At the time of termination, Mr. Phillips base salary was $225,000 per annum. We dispute Mr. Phillips’ assertion that he had “Good Reason” to resign and we dispute his claim to severance benefits under his employment agreement. Mr. Phillips has filed for binding arbitration with the American Arbitration Association as required by his employment agreement in the case of a dispute. Mr. Phillips elected not to exercise any of his vested options after his resignation and all options were forfeited.

On July 14, 2006, the Company entered into an employment agreement with Mr. Aidan Shields as its Chief Financial Officer. The employment agreement was at-will and called for annual base salary of $160,000, plus a certain bonus provision if performance targets are met. In addition to a base salary, the Company also granted Mr. Shields, pursuant to the terms of the 2006 Equity Incentive Plan, an incentive stock option to purchase

1,250,000 shares of its common stock at an exercise price of $0.13 per share, which was the market price on the date of grant. The options vested over a three year period from the date of grant and expire on July 14, 2016. Mr. Shields resigned from the Company on February 15, 2007. None of Mr. Shields’ options were vested at the time of his resignation and all options were forfeited.

Legal Fees

The Company engaged Workman Nydegger, a law firm, during 2006 and 2005. A relative of John Phillips, our former chief executive officer is an employee and shareholder of Workman Nydegger. During 2006 and 2005, we paid a total of $205,213 and $45,000, respectively, in legal fees to Workman Nydegger.

Note 8—Income Taxes

Deferred income tax assets result principally from the potential tax benefits of net operating loss carry forwards. The Company has recorded a valuation allowance to reflect the uncertainty of the ultimate utilization of the deferred income tax assets as follows:

	2006	2005
Deferred income tax assets	$2,778,000	$1,645,000
Less valuation allowance	(2,778,000)	(1,645,000)

Net deferred income tax assets	$—	$—

The following is a reconciliation of the applicable U.S. federal and state income tax rate to the effective tax rate included in the statements of operations:

	2006	2005
U.S. federal income tax rate	(34.0)%	(34.0)%
State income tax rate, net of federal rate	(9.3)%	(9.3)%
Valuation allowance	43.30%	43.30%

	0%	0%

At December 31, 2005, and 2004, the Company has net operating loss carry forwards for Federal and State income tax purposes of approximately $6,419,000 and $3,800,000, respectively which will expire in periods through 2026 for Federal income tax purposes, and 2016 for State income tax purposes. The deferred tax assets as of December 31, 2006 and 2005 of approximately $2,778,000 and $1,645,000, respectively, have been fully reserved in valuation allowance due to the uncertainty of recovery.

Due to significant changes in the ownership structure of the Company, any net operating losses for tax purposes would be limited, perhaps significantly, by Internal Revenue Code Section 382. Additionally, management is not aware of any federal income tax returns filed by the Company since its inception.

The Company has recorded a valuation allowance amounting to the entire net deferred tax asset balance due to its lack of a history of earnings, possible limitations on the use of carryforwards, and the expiration of certain of the net operating loss carryforwards (“NOL”) which gives rise to uncertainty as to whether the net deferred tax asset is realizable. Internal Revenue Code Section 382 and similar California rules place a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).

As a result of these provisions, utilization of the NOL may be limited. There were no significant differences from the Company’s total provision for income taxes as compared to applying the statutory foreign and U.S. federal income tax rates for the years ended December 31, 2006 and 2005.

Note 9—Commitments and Contingencies

The Company’s contingencies included the usual obligations and may include from time to time in litigation arising in the normal course of business. Management believes that any liability with respect to such matters or routine litigation if any, individually or in the aggregate, is not likely to be material to the Company’s consolidated financial position or results of operations.

Leased Facilities

In December, 2005, the Company’s subsidiary entered into a five-year non-cancelable operating lease agreement effective January 1, 2006 and expiring in December, 2010, subject to one five-year option term. The lease contains an annual rent escalation of $.05 per square foot per year. In accordance with generally accepted accounting principles, rent expense is recognized on a straight-line basis, including future escalations of rent, over the life of the lease rather than in accordance with the actual lease payments. The lease contains clauses requiring additional rental payments for common area maintenance and real estate taxes. As of the date of this filing the Company had not paid rent on this facility since January 2007 and have received a three day pay or quit notice from the landlord. The Company vacated the facility on April 2, 2007 and abandoned the majority of the company’s property and equipment in the facility.

The future minimum rental payments due under the lease, exclusive of additional rental payments for common area maintenance and real estate taxes, summarized by fiscal years, are as follows:

Year ending December 31:
2007	$176,429
2008	183,780
2009	191,131
2010	198,482

Total	$749,822

Leased Equipment

The Company’s subsidiary leases office equipment under an operating lease agreement expiring in 2007. Future minimum payments due under the lease, summarized by fiscal years, are as follows:

Year ending December 31:
2007	$5,060

Legal Matters

In the course of our business, we have been, and may continue to be, involved in various claims seeking monetary damages and other relief. In certain instances we have entered into negotiated settlements of disputes with third parties which called for us to make regular payments to those third parties. As of the date of this filing we have not made our required monthly payments on these agreements since January 2007. To date, none of the parties to the settlement agreements have brought any legal proceeding seeking to recover unpaid amounts on the settlement agreements or to set aside the settlement agreement. The unpaid portions of these payments have been recorded as accrued expenses on our balance sheet as of December 31, 2006.

Effective December 1, 2006, our chief executive officer and member of our board of directors, John Phillips, was suspended from his duties as our chief executive officer with pay, pending a board meeting to review his performance. On December 4, 2006, Mr. Phillips resigned as our chief executive officer and as a member of our board of directors. The resignation effected a termination of his employment agreement.

Mr. Phillips contends that his resignation was for “Good Reason” as defined in his employment agreement and that, accordingly, he is entitled to certain severance benefits. We dispute Mr. Phillips’ assertion that he had “Good Reason” to resign and we dispute his claim to severance benefits under his employment agreement. On December 19, 2006 Mr. Phillips initiated an arbitration proceeding with the American Arbitration Association as required by his employment agreement in the case of a dispute. Mr. Phillips is seeking severance benefits of $450,000 (200% of his base salary at the time of termination), plus an amount equal to the premiums on the COBRA insurance coverage, unpaid vacation time, penalties, accrued interest, and attorney’s fees.

Note 10—Subsequent Events

As previously reported we entered into a financing transaction on July 13, 2006, pursuant to which we sold to accredited investors an aggregate of $3.3 million in Secured Convertible Notes (the “Notes”). We experienced a change in our President and failed to make an interest payment in the amount of $83,178 under the terms of Notes. Each of those events was a triggering event giving the holders the right to declare an event of default and to accelerate all payment obligations due under the Notes. Our obligation under the Notes, including the repayment obligations, are secured by a lien on substantially all of our assets including our ownership interest in Satellite our subsidiary, and our minority interest in Orbtech Holdings Limited. Accordingly, if we are successful in completing any sale of those assets, the holders of the Notes will have an interest in any proceeds from such a transaction.

In our Current Report on Form 8-K filed on February 1, 2007, we stated that our cash on hand was sufficient to support our operations only for the next 30 days, and that we were evaluating all options for reductions in operating expenses and securing additional capital.

Effective January 26, 2007, Steven Hallock resigned his position from our Board of Directors.

Effective February 15, 2007, Aidan Shields resigned his position as our Chief Financial Officer.

On February 23, 2007, we entered into an agreement with Mr. Allen Harington pursuant to which we agreed to sell all 65,041,831 shares no par value capital stock of Orbtech Holdings Limited that we own to Mr. Harington in exchange for Ten Million South African Rand (approximately $1.3 million based on conversion rates at the time we entered into the agreement). The consummation of the sale and purchase of such shares is to occur by June 23, 2007. The holders of the Notes will have an interest in any proceeds from this transaction.

On March 7, 2007, our operating subsidiary, Satellite, which was our sole source of revenue, lacked sufficient working capital to continue to fund its operations in the ordinary course of business, and all Satellite employees were released. We are evaluating options for the disposition of that subsidiary or its assets.

As a result of the foregoing, we have effectively ceased operations. We currently do not have any ongoing business operations or any remaining revenue sources. We anticipate that we will sell our interest in Orbtech Holdings Limited to Mr. Harrington in accordance with the terms of our agreement. We are evaluating options for the sale or other disposition of our Satellite subsidiary or its assets. We are also evaluating options for acquiring or merging with another operating company.

We do not anticipate that the proceeds from the sale of assets will be sufficient to repay all of our remaining liabilities, including the Notes. Although we have an agreement to sell our interest in Orbtech Holdings Limited, for approximately $1.3 million, payment is not due under that Agreement until June 23, 2007. Through the date of this report we have continued to solicit additional financing or a strategic transaction for our assets. We have no other agreements or arrangements for financing or a strategic transaction in place at this time, and no assurances can be give concerning whether we will receive additional financing or complete a strategic transaction or as to the terms of any financing or transaction.

We are continuing to seek the funds necessary to retain financial and outside professional services in order to maintain our reporting obligations under the Exchange Act.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to ensure (i) that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We maintain disclosure controls and procedures designed to ensure that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Under the supervision of our Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer concluded that as of December 31, 2006, the design and operation of such disclosure controls and procedures were not effective at the reasonable assurance level because of a material weakness.

Material Weaknesses.

The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” In relation to the audit for the year ended December 31, 2006, management and our independent auditor, Tauber & Balser, P.C. identified the following material weaknesses in our internal controls:

•

During the audit for the year ended December 31, 2006, our auditors proposed many audit adjustments that were discussed with management, with final concurrence that such adjustments should be recorded by management. The Company did not have in place adequate controls to ensure that the general ledger balances were accurate and reported in accordance with generally accepted accounting principals applied in the United States.

Changes In Internal Controls Over Financial Reporting.

No changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2006 that has materially affected, or is likely to materially affect, our internal control over financial reporting. Subsequent to the year ended December 31, 2006, we were involved in a number of significant events, including the resignation of our CFO and the cessation of operations of Satellite. With the cessation of operations, the Company released all but one of its employees and our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) is entirely at the Board of Directors level.

Limitations On Disclosure Controls And Procedures.

Our management does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

The Company (as a “non-accelerated filer”) is not now subject to the requirements of Sec. 404(b) of the Sarbanes-Oxley Act, which requirements, subject to change, are now scheduled to be effective for fiscal years ending on or after December 15, 2008. Under Sec. 404(b), our auditors will be required to perform an audit of management’s assessment of the effectiveness of the Company’s internal control over financial reporting intended to enable our auditors to issue a report, based on their audit, containing their opinions on both management’s assessment and on the effectiveness of the Company’s internal control over financial reporting. Sec. 404(a) of the Sarbanes-Oxley Act, however, requires management to conduct and report upon its own assessment of the Company’s internal control over financial reporting for fiscal years ending on or after December 15, 2007, and, accordingly, places substantial responsibility on management to perform considerable work in preparing for this activity, not only in the design and conduct of its testing and other assessment procedures in developing adequate, detailed documentation of the Company’s internal control policies and procedures, but also the procedures applied by management in conducting its assessment and the results thereof. With respect to such preparation only, but not with respect to performing management’s assessment procedures, our auditors are available to provide only limited assistance in documenting and making recommendations to management regarding internal controls, subject to advance approval of the audit committee or equivalent financial oversight or governance body, but only to the extent that, in their sole judgment, our auditors believe their independence will not be impaired.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Current Directors and Executive Officers

Our board of directors currently consists of one member, Mr. Zirk Engelbrecht, who also serves as our chief executive officer. Three of our directors that were elected at our 2006 annual meeting of stockholders have resigned since then: (i) Mr. Steven Hallock resigned effective January 26, 2007; (ii) Mr. John Phillips resigned effective December 4, 2006; and (iii) Mr. Kenneth Dixon resigned effective June 5, 2006. Our chief financial officer, Mr. Aidan Shields, who was appointed to such position on July 14, 2006 resigned from such position effective February 15, 2007.

Set forth below is our executive management and board of directors, including each member’s age and position with the Company as of March 23, 2007. We are seeking two or three additional, independent directors at this time, and anticipate entering into some compensation arrangement with any such directors, in addition to reimbursement of out-of-pocket expenditures. However, no director nominees have been identified at this time and no compensation arrangements have been established.

Name	Position	Age	Director and/or Executive Officer Since
Zirk Engelbrecht	Chairman of the Board, and Chief Executive Officer	50	February 16, 2006

Zirk Engelbrecht. Mr. Engelbrecht has been chairman of our board of directors since February 16, 2006. He was appointed as our chief executive officer effective December 7, 2006 when Mr. Phillips resigned from such position. Mr. Engelbrecht also served as chairman and chief executive officer of Safari Associates, Inc. (OTC Bulleting Board: SFAR) until its acquisition by Power-Save Company in September 2006. Since 2000, Mr. Engelbrecht has been the chairman and chief executive officer of the Aston Organization Ltd, a private equity firm. Aston Organization is also one of our stockholders. He has served as a member of Opus International LLC, a private equity and venture capital firm, since July 2000. Mr. Engelbrecht served as chairman of Nutra Pharma Corp. (OTC BB: NPHC), from February 2001 to November 2002.

Audit Committee

We do not currently have an audit committee or “audit committee financial expert.” We are seeking additional board members, including at least one additional director who qualifies as a “financial expert” to serve as member of our audit committee. But as of the date of this report, we have not identified such a director.

Changes in Nominee Recommendation Procedures

Our board of directors has not established a formal process for stockholders to nominate directors or to send communications to members of our board of directors. Any stockholder may send a communication or nomination to any member of our board of directors to our address P.O. Box 880263, San Diego, CA 92168-0263, Attn: Chief Executive Officer. If we receive a communication, we will forward it to the relevant member of the board of directors, and if we receive a director nomination, we will forward it to the entire board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities. Directors, executive officers and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such reports that were furnished to us, we believe that all reporting requirements under Section 16(a) for the fiscal year ended December 31, 2006 were met in a timely manner by our directors, executive officers and greater than 10% beneficial owners other than the following:

•

John Phillips, our former chief executive officer and a former director, failed to file a report required by Section 16(a) of the Exchange Act upon his resignation on December 4, 2006 as our chief executive officer and director;

•	Stephen Hallock, a former director, failed to file a report required by Section 16(a) of the Exchange Act upon his resignation on January 26, 2007 as a director;

•	Mr. Hallock also failed to file a report required by Section 16(a) of the Exchange Act upon his acquisition of 3,764,364 shares of common stock from The Aston Organization Limited; and

•

Zirk Engelbrecht, our current sole director and chief executive officer, failed to file a report required by Section 16(a) of the Exchange Act upon the disposition of 3,764,364 shares of common stock by The Aston Organization Limited to Mr. Hallock discussed above. Mr. Engelbrecht was the beneficial owner of the shares of common stock held by The Aston Organization Limited.

Code of Ethics

We adopted a Code of Ethics that applies to our officers and directors. A copy of such code is attached as Exhibit 14 to our Form 10-KSB filed on April 19, 2006. A copy is also available free of charge upon request to us at P.O. Box 880263, San Diego, CA 92168-0263, Attn: Chief Executive Officer.

ITEM 10.	EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid to our named executive officers during the fiscal year ended December 31, 2006. For purposes of this report, our named executive officers include all individuals serving as our principal executive officer or acting in a similar capacity during the last completed fiscal year, regardless of compensation level; and our two most highly compensated executive officers, other than our principal executive officer, who were serving as executive officers at the end of the last completed fiscal year; and up to two additional individuals for whom disclosure would have been provided pursuant to the preceding clause but for the fact that the individual was not serving as our executive officer at the end of the last completed fiscal year. Throughout this report, the individuals included in the Summary Compensation Table set forth below, are referred to as the named executive officers.

	Summary Compensation Table
Name and Principal Position(1)(a)	Year (b)	Salary ($) (c)	Bonus ($)(d)	Stock Awards ($)(e)	Option Awards ($)(f)	Non- Equity Incentive Plan Compen- sation ($)(g)	Change in Pension Value and Nonqualified Deferred Compen- sation Earnings ($)(h)	All Other Comp- ensation ($)(i)	Total ($)(j)
Zirk Engelbrecht, Chief Executive Officer(1)	2006	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
John Phillips, Chief Executive Officer(2)	2006	$254,904	$0.00	$0.00	$92,530	$0.00	$0.00	$23,097	$370,531
Kenneth Dixon, Chief Executive Officer(3)	2006	$94,435	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$94,435
Aidan Shields, Chief Financial Officer(4)	2006	$67,692	$0.00	$0.00	$16,169	$0.00	$0.00	$0.00	$83,861

(1)	Mr. Engelbrecht was appointed as our chief executive officer following Mr. Phillips resignation from such position on December 4, 2006.
(2)	Mr. Phillips served as our chief executive officer from May 19, 2006 through December 4, 2006. Before being appointed our chief executive officer, Mr. Phillips served as our president, a position held since December 31, 2005.
(3)	Mr. Dixon served as our chief executive officer from December 31, 2005 through May 19, 2006 and as president until his resignation on June 5, 2006.
(4)	Mr. Shields was appointed as our chief financial officer on July 14, 2006 and resigned from such position on February 15, 2007.
(f)	Option Awards are listed at the compensation expense incurred by the Company during the year. Option awards are subject to vesting. 1,923,077 of the options awarded to Mr. Phillips were vested at the time of his resignation, none of the options awarded to Mr. Shields were vested at the time of his resignation.
(i)	Other Compensation represents the amounts paid to Mr. Phillips for an automobile allowance ($7,500) and accrued vacation paid to Mr. Phillips upon his resignation ($15,597).

We provided named executive officers and our other employees with a salary to compensate them for services rendered during the fiscal year. Salary amounts for the named executive officers are determined for each executive based on his or her position and responsibility, and on past individual performance. Salary levels are typically considered annually as part of our performance review process. Merit based increases to salaries of the named executive officers are based on our board of directors’ assessment of the individual’s performance.

As disclosed in the Summary Compensation Table, during 2006, we paid the named executive officers an annual salary and granted Mr. Phillips and Mr. Shields options to purchase shares of our common stock. The details of equity awards, such as the options, outstanding at the fiscal year ended December 31, 2006, are discussed further in the table entitled, “Outstanding Equity Awards at Fiscal Year-End,” below. None of the named executive officers were entitled to receive payments which would be characterized as “bonus” payments for the fiscal year ended December 31, 2006.

Employment Contracts

We do not have an employment agreement with our current and only executive officer, Mr. Engelbrecht. However, we have entered into employment agreements with executive officers in the past.

We entered into an employment agreement with Mr. Phillips on May 19, 2006 when we appointed him as our chief executive officer. The employment agreement with Mr. Phillips called for payment of (i) an annual base salary of $225,000; (ii) an annual bonus opportunity in the amount of $35,000 payable in cash for each subsidiary or operating division of the Company that met its operating budget goal for each year during the term of the employment agreement; (iii) an additional annual bonus opportunity in an amount to be determined by our board of directors; and (iv) an automobile allowance of $1,500 per month. Mr. Phillips was also eligible to participate in our employee benefit programs. Under the employment agreement, we also agreed (i) to grant to Mr. Phillips, effective May 16, 2006, a non-qualified option to purchase 4,000,000 shares of our common stock vesting over two years at an exercise price equal to $0.09 per share, the closing price of our common stock on the date of grant for a total market value of $380,400 (these shares were scheduled to vest over a two year period); (ii) to re-price non-qualified stock options of 1,923,077 shares previously granted to Mr. Phillips on November 4, 2005 from an exercise price of $0.312 per share to $0.15 per share; and (iii) to remove certain performance-based restrictions on the previously granted 1,923,077 shares of restricted common stock for a total market value of $182,885. These options became 100% vested on May 16, 2006.

On December 4, 2006, Mr. Phillips resigned as our chief executive officer and as a member of our board of directors. The resignation effected a termination of the employment agreement. Effective December 1, 2006, Mr. Phillips was suspended from his duties as chief executive officer with pay, pending a board meeting to review his performance. On December 4, 2006, Mr. Phillips tendered his resignation. Mr. Phillips contends that his resignation was for “Good Reason” as defined in his employment agreement and that, accordingly, he is entitled to certain severance benefits. Under the terms of his employment agreement, Mr. Phillips severance benefits would include payment over a period of one year of (i) an amount equal to 200% of his base salary at the time of termination plus (ii) an amount equal to the premiums on the COBRA insurance coverage. At the time of termination, Mr. Phillips base salary was $225,000 per annum. We dispute Mr. Phillips’ assertion that he had “Good Reason” to resign and we dispute his claim to severance benefits under his employment agreement.

We also entered into an employment agreement, effective July 14, 2006, with our former chief financial officer, Aidan Shields. That employment agreement called for payment of (i) an annual base salary of $160,000; and (ii) a performance bonus that was to be mutually agreed upon. Under the terms of this employment agreement, we also agreed to grant Mr. Shields an option to purchase 750,000 shares our common stock at an exercise price equal to $0.13 per share, the closing price of our common stock on the date of grant for a total market value of $175,000, subject to vesting over a three year term. On February 16, 2007 Mr. Shields resigned as or chief financial officer and this employment agreement was terminated.

Based on the fair value of equity awards granted to named executive officers in 2006 and the base salary of the named executive officers, “salary” accounted for approximately 76% of the total compensation of the named executive officers while incentive compensation accounted for approximately 20% of the total compensation of the named executive officers. Beginning on January 1, 2006, we began accounting for stock-based payments including grants of options in accordance with the requirements of FASB Statement 123(R), or “FASB 123(R).” Because the value of certain equity awards included in the Summary Compensation Table is based on the FASB 123(R) value rather than the fair value, these percentages may not be able to be derived using the amounts reflected in the Summary Compensation Table.

The table below summarizes information on outstanding equity awards held by the named executive officers at December 31, 2006. Other than stock options, none of the named executive officers hold any other equity awards.

	Outstanding Equity Awards at Fiscal Year-End
	Option Awards
Name(a)	Number of Securities Underlying Unexercised Options (#)Exercisable (b)	Number of Securities Underlying Unexercised Options (#)Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(d)	Option Exercise Price ($)(e)	Option Expiration Date(f)
John Phillips	1,923,077			$0.15	5/19/11

John Phillips			4,000,000	$0.09	5/19/11

Aidan Shields			1,250,000	$0.13	7/14/11

Each of the outstanding options terminate 90 days following termination of employment. Accordingly, subsequent to the period ended December 31, 2006, all of the foregoing options were terminated.

Director Compensation.

Other than the reimbursement of actual and ordinary out-of-pocket expenditures, we did not compensate any of our directors for their services as directors during 2006, nor do we have any such compensation arrangements currently in place.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

As of March 31, 2007, we had 110,981,560 shares of common stock issued and outstanding. The following table sets forth as of March 31, 2007 information regarding the beneficial ownership of our common stock with respect to (i) our named executive officers and directors; (ii) our named executive officers and directors as a group; and (iii) all persons which we, pursuant to filings with the SEC and our stock transfer record by each person or group, know to own more than 5% of the outstanding shares of our common stock. Under the rules of the SEC, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as warrants or options to purchase shares of our common stock. Unless otherwise noted, each person has sole voting and investment power over the shares indicated below subject to applicable community property law.

Name and Address of Beneficial Owner*	Amount and Nature of Beneficial Ownership	Percentage of Class Beneficially Owned
Officers and Directors
Zirk Engelbrecht(2)	25,245,859	22.75%
Stephen Hallock(1)(3)(4)	13,764,364	12.40%
John Phillips(1)(5)	3,941,303	3.55%
Kenneth Dixon(1)(6)	3,501,559	3.16%
Aidan Shields(1)	—	—
All current directors and executive officers as a group(1 person)	25,245,859	22.75%

5% Stockholders
Marcy Engelbrecht(7)	15,000,000	13.52%
The Aston Organization, Ltd.(2)(8)	5,646,545	5.09%

*	Each stockholder may be contacted at our corporate offices unless otherwise indicated in the footnotes below. The address of our corporate offices is PO Box 880263, San Diego, CA 92168-0263
(1)	This individual is not currently an executive officer. Mr. Hallock resigned effective January 26, 2007; Mr. Phillips resigned effective December 4, 2006; Mr. Dixon resigned effective June 5, 2006; and Mr. Shields resigned effective February 15, 2007.
(2)	Includes 5,646,545 shares registered in the name of The Aston Organization Limited
(3)	Includes 3,764,364 shares transferred from the Aston Organization Limited
(4)	This stockholder’s address is 3074 Franklin Canyon Drive, Beverly Hills, California, 90210
(5)	This stockholder’s address is 12544 Sora Way, San Diego, California 92129
(6)	This stockholder’s address is 7011 Ibis Place, Carlsbad, California, 92009
(7)	This stockholder’s address is 12753 Mulholand Drive, Beverly Hills, California 90210
(8)	This stockholder’s address is 646 W. Highland Avenue, Redlands, California 92373

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

On May 5, 2000, we entered into an office lease for property owned by Dr. Harry E. Maas, a former member of our board of directors. The lease called for rent in the amount of $3,500 per month, which was accrued. In addition, Dr. Maas advanced cash and other services to us. The maximum amount owed to Dr. Maas for accrued rent, cash and other advances during 2005 was $3.2 million. On July 15, 2005, in connection with the sale of a portion of his shares to Opus International, LLC, Dr. Maas agreed to eliminate the amount due under the advances in exchange for a $1.6 million promissory note. The unsecured, face amount of the note is $1,600,000. The present value outstanding is calculated based on a discount factor of 7.64% over the remaining 205 month term, payable in minimum monthly principal and interest installments of $7,000; in addition, 15% net cash proceeds of the sale of capital stock sold in specified financing transactions are due to Dr. Maas unless otherwise negotiated. On July 25, 2005, we entered into an addendum to the office lease which increased the monthly rent to $5,000. The office lease was terminated effective January 15, 2006.

On July 9, 2006 the Company reached an agreement with Dr. Maas to accelerate repayment of this note. Under the agreement, the shareholder agreed to waive the requirement in the original note which entitled him to 15% of the proceeds of the July 13, 2006 Secured Note Financing transaction in exchange for payment to the shareholder in the amount of $300,000 to be applied as follows: $230,000 to reimburse shareholder for payment shareholder made in full of a note with bank for which the Company is the guarantor on the underlying note with the bank in the same amount, $10,000 for prior year rent and $60,000 on the note payable to the shareholder. All penalties and claims for missed payments were waived and payments on the note payable to the shareholder resumed in the amount of $7,000 per month on August 15, 2006.

On February 16, 2006, we entered into a Convertible Promissory Note (the “Aston Note”) with The Aston Organization Ltd (“Aston”). Aston, which beneficially owns 5% of our outstanding common stock as of March 31, 2007, is controlled by Zirk Engelbrecht, our current sole director and chief executive officer, and Steven Hallock, one of our former directors. Under the terms of the Aston Note, we have the right to request advances from Aston from time to time up to an aggregate of $2,000,000. Borrowings under the Aston Note were due and payable on December 31, 2006. In May 2006, Aston converted $96,000 outstanding under the Aston Note into 480,000 shares of our common stock. On July 9, 2006 we entered into a Note Conversion and Lock-Up Agreement with Aston in which Aston agreed to convert the $1,035,200 of outstanding principal, accrued and unpaid interest and all other amounts due under the Aston Note into 9,410,909 shares of our common stock at a conversion rate of $0.11 per share, the current market price per share of our common stock on that date. As a result of such conversion, our obligations under the Aston Note were terminated.

On December 28, 2006 the Company reached an agreement with Ken Dixon, the former Chief Executive Officer of the Company in which Mr. Dixon forgave any and all amounts due him and released the Company from all claims known and unknown in exchange for the replacement of a lost stock certificate. Accordingly the Company wrote off $2,018 of accounts payable, $4,804 of accrued interest, $20,000 of loan payable and $44,074 of deferred compensation.

The Company engaged Workman Nydegger, a law firm, during 2006 and 2005. A relative of John Phillips, our former chief executive officer is an employee and shareholder of Workman Nydegger. During 2006 and 2005, we paid a total of $205,213 and $45,000, respectively, in legal fees to Workman Nydegger.

Parent Companies

We do not have a parent company.

Director Independence

Our board of directors currently consists of one member, Mr. Zirk Engelbrecht, who also serves as our chief executive officer and beneficially owns 22.75% of our outstanding common stock as of March 31, 2007. Mr. Engelbrecht is not considered independent under the definition of independence used by any national securities exchange or any inter-dealer quotation system. Three of our directors that were elected at our 2006 annual meeting of stockholders, Messrs. Hallock, Phillips and Dixon, have resigned since then. None of them were considered independent either.

ITEM 13.	EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and among Celtron International, Inc., Celtron Satellite Acquisition Corp., Satellite Security Systems, Inc., and Opus International, LLC, dated December 9, 2005(1)

3.1	Amended and Restated Articles of Incorporation(2)

3.2	Bylaws(3)

10.1	Promissory Note issued by Satellite Security Systems, Inc. to Harry E. Maas Trust for $1,600,000 dated as of July 28, 2005(3)

10.2	Lease Agreement between Summit Ridge Corp. and Satellite Security Systems, Inc., dated November, 2005(3)

10.3#	Employment Agreement by and between Satellite Security Systems, Inc. and John Phillips dated November 9, 2005(3)

10.4	General Contracting and Independent Contractor Agreement by and between Randall A. Smith and Satellite Security Systems, Inc., effective August 7, 2005(3)

10.5	Convertible Promissory Note issued to Aston International and Zirk Engelbrecht dated February 16, 2006(3)

10.6	Subscription Agreement with Double U Master Fund L.P. related to May 2006 private placement(4)

10.7	Secured Note issued to Double U Master Fund L.P. I related to May 2006 private placement(4)

10.8	Security Agreement between the registrant and Double U Master Fund L.P. related to May 2006 private placement(4)

10.9	Class A Warrant Agreement issued to Double U Master Fund L.P. I related to May 2006 private placement(4)

10.10#	Employment Agreement between the registrant and John Phillips dated May 19, 2006(4)

10.11	Note Conversion and Lock Up Agreement by and among the registrant, The Aston Organization, Ltd., and Zirk Engelbrecht dated July 9, 2006(6)

10.12	Form of Class A Common Stock Purchase Warrant dated July 13, 2006(5)

10.13	Form of Class B Common Stock Purchase Warrant dated July 13, 2006(5)

10.14	Form of Secured Convertible Note, dated July 13, 2006(5)

10.15	Form of Subscription Agreement dated July 13, 2006(5)

10.16	Form of Guaranty among Satellite Security Systems, Inc., and Barbara R. Mittman, dated July 13, 2006(5)

10.17	Form of Security Agreement among the registrant, Satellite Security Systems, Inc., and Barbara R. Mittman, as collateral agent, dated July 13, 2006(5)

Exhibit No.	Description

10.18	Form of Funds Escrow Agreement among the registrant, the subscribers identified therein and Grushko & Mittman, P.C., dated July 13, 2006(5)

10.19	Form of Collateral Agent Agreement among Barbara R. Mittman and the parties identified therein dated July 13, 2006(5)

10.20	Employment Agreement between the registrant and Aidan Shields dated July 14, 2006(5)

10.21	Agreement between the registrant and Allen Abraham Harington dated February 23, 2007(7)

11**	Statement Re: Computation of Earnings Per Share

14	Code of Ethics(3)

21	Subsidiaries of the Small Business Issuer(3)

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Executive Officer

31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Financial Officer

32.1*	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer

32.2*	Certification pursuant to 18 U.S.C. §1350 by Chief Financial Officer

#	Management contract or compensatory plan or arrangement
*	Filed as an exhibit to this report
**	Included within the financial statements filed in this report
(1)	Incorporated herein by reference to the registrant’s Form 8-K filed on December 16, 2005
(2)	Incorporated herein by reference to the registrant’s Form SB-2 filed on August 28, 2006
(3)	Incorporated herein by reference to the registrant’s Form 10-KSB filed on April 19, 2006
(4)	Incorporated herein by reference to the registrant’s Form 10-QSB filed on May 22, 2006
(5)	Incorporated herein by reference to the registrant’s Form 8-K filed on July 18, 2006
(6)	Incorporated herein by reference to the registrant’s Form 10-QSB filed on August 11, 2006
(7)	Incorporated herein by reference to the registrant’s Form 8-K filed on March 9, 2007

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We paid an aggregate of $103,900 and $94,700 to our principal accountant, Tauber & Balser P.C., for the annual audit and reviews of our annual financial statements included in our Form 10-QSBs, and for services normally provided in connection with such filings for the fiscal years ended December 31, 2006 and 2005, respectively.

Audit-Related Fees, Tax Fees, All Other Fees

Other than the fees set forth under “Audit Fees,” above, we paid $4,042 to our principal accountant for audit-related services; tax compliance, tax advice or tax planning services for the fiscal years ended December 31, 2006 and 2005.

Audit Committee Pre-Approval Policies

We do not have an audit committee. See “ITEM 9—DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT—Audit Committee,” above. Our board of directors has approved all of the fees paid and identified herein to our principal accountant and will continue to do so until we establish an audit committee. Once we establish an audit committee, we intend to adopt pre-approval policies and procedures for payments to our principal accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 9, 2007	SATELLITE SECURITY CORPORATION

	By:	/s/ ZIRK ENGELBRECHT
Zirk Engelbrecht, Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Zirk Engelbrecht Zirk Engelbrecht	Chief Executive Officer and Director (principal executive officer, principal financial officer and principal accounting officer)	May 9, 2007