Form 10QSB
period 2007-03-31
SATELLITE SECURITY CORP
filed 2007-05-21
CIK 1084088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission file number 000-28739

Satellite Security Corporation

(Exact name of small business issuer as specified in its charter)

Nevada	91-1903590
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

P.O. Box 880263, San Diego, CA 92168-0263

(Address of principal executive offices)

619) 977-1515

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

On May 15, 2007, the registrant had outstanding 110,981,560 shares of common stock, which is the registrant’s only class of common equity.

Transitional Small Business Disclosure Format (Check One)    YES  ☐    NO  ☒

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Satellite Security Corporation and Subsidiary

Consolidated Balance Sheet

(Unaudited)

March 31, 2007
Assets
Current Assets
Cash and cash equivalents	$51,236
Accounts receivable, net of allowance for doubtful accounts of $56,048	—
Inventories, net of allowance of $138,986	—
Other current assets	23,971

Total Current Assets	75,207

Property and equipment, net	3,606

Other Assets
Debt issue costs, net	266,625
Restricted cash for letter of credit	75,000

Total Other Assets	341,625

Total Assets	$420,439

Liabilities and Shareholders’ Deficit

Current Liabilities
Accounts payable	$579,307
Accrued expenses	640,489
Customer prepayments	477,576
Convertible notes payable	786,575
Embedded derivative liability	3,554,808
Common stock warrant liability	683,614
Other debt	23,003
Notes and loans payable to related parties	204,252

Total Current Liabilities	6,949,624

Non-Current Liabilities
Notes payable to related parties, net of current portion	792,865

Total Non-Current Liabilities	792,865

Total Liabilities	7,742,489

Commitments and Contingencies

Shareholders’ Deficit
Common stock, $0.001 par value Authorized - 250,000,000 shares Issued and outstanding - 110,981,560 shares	110,982
Additional paid-in capital	6,961,784
Accumulated deficit	(14,394,816)

Total Shareholders’ Deficit	(7,322,050)

Total Liabilities and Shareholders’ Deficit	$420,439

The accompanying notes are an integral part of these consolidated financial statements.

Satellite Security Corporation and Subsidiary

Consolidated Statements of Discontinued Operations

(Unaudited)

	For the three months ended March 31,
	2007	2006
Revenues	$96,875	$205,888

Cost of Revenues	94,823	173,584

Gross Profit	2,052	32,304
Operating Expenses
Research and development	69,986	74,533
Marketing and sales	42,010	132,994
General and administrative	591,112	596,345

Total Operating Expenses	703,107	803,872

Operating Loss from Discontinued Operations	(701,055)	(771,568)

Other Income/(Expense)
Interest expense	(377,317)	(125,845)
Net change in fair value of common stock warrants and embedded derivative liability	(1,175,314)	—
Other income	23,772	—

Total Other Income/(Expense)	(1,528,859)	(125,845)
Net Loss from Discontinued Operations	$(2,229,915)	$(897,413)

Basic and diluted loss per share from discontinued operations	$(0.02)	$(0.01)

Weighted average common shares outstanding	105,740,601	98,056,563

The accompanying notes are an integral part of these consolidated financial statements.

Satellite Security Corporation and Subsidiary

Consolidated Statements of Cash Flows from Discontinued Operations

(Unaudited)

	For the three months ended March 31
	2007	2006
Cash flows from operating activities:
Net loss from discontinued operations	$(2,229,915)	$(897,413)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	271,233	98,609
Gain on change in value of warrants and embedded derivative liability	1,175,314	—
Share-based compensation expense	38,975	—
Depreciation and amortization	11,394	15,821
Amortization of debt issuance costs	28,767	—
Changes in operating assets and liabilities:
Accounts receivable, net	138,325	(8,314)
Inventories	1,060	(18,416)
Other current assets	(3,168)	—
Deferred costs	6,108	—
Accounts payable	56,119	53,068
Accrued expenses	248,968	4,224
Deferred revenues/customer prepayments	(41,435)	27,120
Other	—	(2,202)

Net cash used in operating activities	(298,255)	(727,503)

Cash flows from investing activities:
Purchases of property and equipment	—	(66,603)
Deposit on inventory	—	(48,000)

Net cash used in investing activities	—	(114,603)

Cash flows from financing activities:
Repayment of long-term debt	(1,886)	(17,344)
Proceeds from short-term loan	—	926,220
Proceeds from related party loan	66,000	—
Shareholder advances	8,292	—
Shareholder repayments	—	(85,000)

Net cash provided by financing activities	72,406	823,876

Net decrease in cash	(225,849)	(18,230)

Cash and cash equivalents at beginning of year	277,085	16,442

Cash and cash equivalents at end of year	$51,236	$(1,788)

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,491	$19,895

The accompanying notes are an integral part of these consolidated financial statements.

SATELLITE SECURITY CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying consolidated financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006, respectively, are unaudited. The consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles applicable to interim periods. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented. Certain prior year amounts have been reclassified to conform to current period presentation.

The information contained in the following Condensed Notes to the Consolidated Financial Statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. It should be understood that the accounting measurements at an interim date inherently involve greater reliance on estimates than at year-end. The results of operations for interim periods presented are not necessarily indicative of operating results for the entire year.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses to date from operations, and has effectively ceased operations as of March 7, 2007. This factor, among others, including continuing negative cash flows from operations, negative working capital and shareholder deficiencies indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability of assets, the amounts of liabilities, and their classifications that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability.

As stated in the Company’s Form 8-K filed on February 1, 2007, and discussed more fully throughout its Form 10-KSB for the year ended December 31, 2006, the Company failed to make an interest payment in the amount of $83,178 under the terms of outstanding secured convertible notes, with an aggregate principal amount of $3.3 million, which were issued in connection with a financing transaction on July 13, 2006 (the “Notes”). As also stated, such failure was a triggering event giving rise to an event of default under the Notes. The Company also stated in its February 1, 2007 Form 8-K that its cash on hand at that time was sufficient to support its operations only through February 2007. The Company reported at that time that it was evaluating all options for reductions in operating expenses and securing additional capital. The Company’s obligation under the Notes, including the repayment obligations, are secured by a lien on substantially all of the Company’s assets including its ownership interest in its subsidiary, Satellite Security Systems, Inc., or “Satellite,” and its minority interest in Orbtech Holdings Limited.

On February 23, 2007, the Company entered into an agreement with Allen Abraham Harrington pursuant to which the Company agreed to sell its 65,041,831 shares no par value capital stock of Orbtech Holdings Limited to Mr. Harrington in exchange for Ten Million South African Rand (approximately $1.3 million based on conversion rates at the time the Company entered into the agreement). The consummation of the sale and purchase of such shares is expected to occur by June 23, 2007. The holders of the Notes will have an interest in any proceeds from this transaction.

On March 7, 2007, the Company’s operating subsidiary, and sole source of revenue, Satellite, lacked sufficient working capital to continue to fund its operations in the ordinary course of business, and all Satellite employees were released.

As a result of the foregoing, the Company effectively ceased operations. The Company currently does not have any ongoing business operations or any remaining revenue sources. The Company anticipates that it will sell its interest in Orbtech Holdings Limited to Mr. Harrington in accordance with the terms of that agreement. The Company is currently evaluating options for the sale or other disposition of its Satellite subsidiary or assets. The Company is also evaluating options for acquiring or merging with another operating company. The Company has no other agreements or arrangements for financing or a strategic transaction in place at this time, and no assurances can be given concerning whether the Company will receive additional financing or complete a strategic transaction or as to the terms of any financing or transaction.

The Company’s obligation under the Notes, including the repayment obligations, are secured by a lien on substantially all of the Company’s assets, including its ownership interest in Satellite, and its minority interest in Orbtech Holdings Limited. Accordingly, if the Company is successful in completing any sale of those assets, the holders of the Notes will have an interest in any proceeds from such a transaction.

Management does not anticipate that the proceeds from the sale of assets will be sufficient to repay all of the Company’s remaining liabilities, including the Notes. Although the Company has an agreement to sell its interest in Orbtech Holdings Limited for approximately $1.3 million, the payment is not due under that Agreement until June 23, 2007.

The Company currently has one operating subsidiary, Satellite, which, until Satellite ceased operations on March 7, 2007 (see Note 2), was primarily engaged in the development and sale of asset tracking and monitoring solutions and services.

Note 2 – Discontinued Operations

Since 2005, the Company continues to incurred significant losses from operations, as well as continues to generate negative cash flows from operations, as well as continues to maintain an excess of current liabilities over current assets and a shareholders’ deficit as of March 31, 2007. On March 7, 2007, the Company’s operating subsidiary, and sole source of revenue, Satellite, lacked sufficient working capital to continue to fund its operations in the ordinary course of business, and all Satellite employees were released. The Company is currently evaluating options for the disposition of that subsidiary or its assets.

As a result of the foregoing, Satellite has effectively ceased operations. The Company currently does have any ongoing business operations or any remaining revenue sources. Accordingly, Satellite’s future operations will be limited to either the sale of Satellite and/or its assets, or the winding down of Satellite’s remaining business and operations. The proceeds from the sale of assets will not be sufficient to repay all of the Company’s remaining liabilities, including the Notes. Through the date of this report the Company continues to solicit additional financing or a strategic transaction, including evaluating options for acquiring or merging with another operating company. The Company has no other agreements or arrangements for financing or a strategic transaction in place at this time, and no assurances can be given concerning whether the Company will receive additional financing or complete a strategic transaction or as to the terms of any financing or transaction.

The Company is continuing to seek the funds necessary to retain financial and outside professional services in order to maintain our reporting obligations under the Exchange Act while it continues to solicit additional financing or a strategic transaction. At the time of filing of this Quarterly Report on Form 10-QSB, no formal plan of liquidation has been discussed with or approved by the Board of Directors. The holders of the Company’s outstanding Secured Convertible Notes have the right to declare a default, request acceleration of the indebtedness and foreclose on their security interests in all the Company’s assets. In the event of a foreclosure or liquidation, the Company does not expect that any funds will be available for distribution to shareholders. Management funded its operations for the three months ended March 31, 2007 through unsecured borrowings from our Chief Executive Officer, Zirk Engelbrecht, totaling $66,000.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Live Assets, sets forth the financial accounting and reporting requirements for discontinued operations. SFAS No. 144 uses a single accounting model, based on the framework established in SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed Of, to account for all long-lived assets to be disposed of by sale, abandonment, or distribution to owners. This includes asset disposal groups meeting the criteria for presentation as a discontinued operations. A long-lived asset held for sale shall be measured at the lower of its carrying amount or fair value less its cost to sell. Additionally, in accordance with SFAS No. 144, a loss shall be recognized for any write-down to fair value less cost to sell. A gain shall be recognized for any subsequent recovery of cost. Lastly, a gain or loss not previously recognized that results from the sale of the asset should be recognized at the date of sale. Therefore, the Company’s discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur.

Note 3 – Summary of Significant Accounting Policies

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

Fair Value of Financial Instruments

The Company estimates the fair value of certain of its assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures About Fair Value of Financial Instruments. At March 31, 2007, management believes that the carrying amounts of cash, accounts receivable, accounts payable, and accrued expenses approximate their fair value. The Company believes that the carrying value of its loans approximate their fair values based on current market rates of interest, except related party debt. Management believes it is impracticable to determine the fair value of related party debt because of the related party attributes of that debt.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents is comprised of cash and highly liquid time deposits held at a major financial institution, which from time to time exceed federally insured limits. The Company believes that the risk of any loss related to its deposits is minimal.

Restricted cash in other assets of $75,000 at March 31, 2007 represents a letter of credit deposit to secure the Company’s leased facilities. On April 2, 2007, the Company was forced to vacate its office premises due to non-payment of rent, a default under the terms of our lease. As of the date of this filing, the landlord has the option to collect these funds to apply to the remaining lease obligation, but has not yet done so.

Accounts Receivable

Accounts receivable are stated at the amounts that management expects to collect. The Company is required to estimate the collectibility of its trade receivables. Considerable judgment is required in assessing the ultimate realization of these receivables. The Company performed ongoing credit evaluations of its customers. In addition, the Company monitored collections and payments from its customers and maintained provisions for estimated credit losses based upon historical experience and specific customer circumstances. At March 31, 2007 the amount of the accounting loss that the Company is at risk for these accounts receivable is limited to the carrying value.

Inventories

Inventories, which consist primarily of purchased parts and supplies, are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. The Company evaluates the need to record adjustments for impairment of inventory. At March 31, 2007 the inventory has been written down to its estimated net realizable value.

Debt Issuance Costs

Debt issuance costs are deferred and amortized over the term of the related credit facility using the effective interest method. When a loan is paid in full (or converted or extinguished), any unamortized financing costs are removed from the related accounts and expensed. The Company issued convertible notes in July 2006 and incurred issuance costs of $350,000, which are being amortized over the life of the notes. Amortization expense related to these costs is included in interest expense in the consolidated statement of operations and was $28,767 and $0 for the three months ended March 31, 2007 and 2006, respectively.

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

Revenues and Costs of Revenue

The Company’s revenues are derived from two sources, the sale of hardware that uses Global Positioning System (“GPS”), cellular and ReFLEX paging technology, and the provisioning of asset tracking and related monitoring services. Revenue related to the sale of hardware products is recognized upon delivery if no significant vendor obligations remain, the price is fixed or determinable and collection is reasonably assured. Monthly billings for services are presented in advance of rendering the related services. Customer prepayments consists of advanced payments of these billings and are recognized as revenues ratably over the minimum service contract period, generally one to five years. Costs of revenues include all direct material and labor costs and those indirect costs related to contract performance. The cost of installed hardware related to customer advance payments is amortized over the same period as the related revenue. However, since Satellite has ceased operations and currently has no funding sources, management does not believe that it will be able to meet any future monthly service obligations that are outstanding as of March 31, 2007 in connection with the service agreements.

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

On March 7, 2007 Satellite released all of its employees. The Company recorded share based compensation expense through each employee’s final date of service. The share-based compensation expense calculated using the Black-Scholes model for grants at March 31, 2007 is as follows:

For the three months ended March 31, 2007
Research and development	$350
Marketing and sales	8,520
General and administrative	8,105

Share-based compensation	$16,975

There were no vested options available for purchase at the time Satellite ceased operations. Therefore, all outstanding options were forfeited. A summary of option activity as of March 31, 2007 is as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Outstanding Options at December 31, 2006	9,123,077	$0.127	9.40

Granted	—	—	—

Exercised	—	—	—

Forfeited, cancelled or expired	(9,123,077)	$0.127	—

Outstanding at March 31, 2007	—	—	—

Exercisable at March 31, 2007	—	—	—

There were no new grants for the three months ended March 31, 2007. There were no options exercised for the three months ended March 31, 2007.

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

On January 22, 2007, the Board of Directors approved a stock grant under the terms of the 2006 Equity Incentive Plan for $11,000 worth of shares of the Company’s common stock to two consultants of the Company in exchange for future services to be rendered. In connection with the transaction, the Company recorded total consulting expense of $11,000 at March 31, 2007.

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

Note 4 – Property and Equipment

Property and equipment as of December 31, 2006 consists of the following:

Furniture and equipment	$194,228
Software costs	145,624

Total property and equipment	339,852
Less: Reserve for impairment	(100,012)
Less: Accumulated depreciation	(236,234)

Net property and equipment	$3,606

The Company has reduced the carrying amount of its property and equipment with an impairment charge of $100,012 which is included in the accompanying consolidated statements of operations. As a result, the carrying amount of property and equipment totaled $3,606 at March 31, 2007. Depreciation expense for the three months ended March 31, 2007 and 2006 was $11,394 and $15,821, respectively.

Note 5 – Secured Convertible Notes, Embedded Derivative and Common Stock Warrants

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

The Secured Note Financing resulted in net proceeds to the Company of $2,947,550 after deducting finder’s fees of $330,000, note issue costs of $20,000 and other expenses of $2,450. In connection with the Secured Note Financing, the Company also granted 3,601,244 Series A warrants at an exercise price of $0.13 per share to an investment banker as a finder’s fee. In addition, the Company will be required to pay finder’s fees totaling 10% of the cash proceeds received by the Company upon exercise of any of the Series A or Series B Warrants. The Company used the proceeds from the Secured Note Financing for general working capital purposes.

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

The amounts outstanding under the Secured Convertible Promissory Notes bear interest at the rate of 10% per annum, payable on a quarterly basis. The Notes mature on July 13, 2009 and are secured by a lien on substantially all of the Company’s assets, including a pledge of its shares in Satellite. The Company was unable to make the required interest payment for the quarter ended December 31, 2006 and for the quarter ended March 31, 2007 and is currently in default of our obligations under the Notes. The entire balance of the Note has been reclassified as short term debt due to the default at December 31, 2006.

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

The Company is required to measure the fair value of the warrants and the embedded conversion feature on the date of each reporting period. The effect of this re-measurement will be to adjust the carrying value of the liabilities related to the warrants and the embedded conversion feature. Accordingly, the Company re-measured the fair value of the warrants at September 30, 2006 and at December 31, 2006 using the Black-Scholes valuation model. The total decrease in fair market value of the warrants for the year ended December 31, 2006 was $1,843,338.

The Company again re-measured the fair value of the warrants at March 31, 2007 using the Black-Scholes valuation model with the following assumptions: market price of common stock on the measurement date of $0.04, exercise price of $0.13 and $0.143, discount rate of 4.48%, expected volatility of 59.2%, and an expected life of five (5) years. This resulted in a fair market value in connection with the warrants of $397,071 at March 31, 2007. The decrease in fair market value of the warrants resulted in non-cash interest income of $683,614.

The Company re-measured the fair value of the embedded conversion feature at September 30, 2006 and at December 31, 2006 using the Black-Scholes valuation model. The total decrease in the fair market value of the embedded conversion feature for the year ended December 31, 2006 was $1,089,920.

The Company again re-measured the fair value of the embedded conversion feature at March 31, 2007 using the Black-Scholes valuation model with the following assumptions: market price of common stock on the measurement date of $0.04, exercise price of $0.025 which represents a 25% discount to the Company’s volume weighted average price as reported on the OTC Bulletin Board for the five (5) day period prior to the last trading day of the period, March 30, 2007; discount rate of 4.48%, expected volatility of 59.2% and an expected life of five (5) years. This resulted in a fair market value for the embedded conversion feature of $3,554,808. The increase in the fair market value of the embedded conversion feature resulted in non-cash interest expense of $1,572,385. Combined with non-cash interest income related to the re-measurement of the fair value of the warrants, the Company recorded non-cash interest expense of $1,175,314 in the quarter ended March 31, 2007 related to the net change in the fair market value of the common stock warrants and embedded derivative liability.

Under the terms of the Secured Note Financing the Company has a five (5) day grace period to pay any monetary amounts due under this Note, after which grace period any monetary amounts not paid when due shall bear interest at a default interest rate of fifteen percent (15%) per annum. At December 31, 2006 there was $83,178 of unpaid interest due on the principal of the Note. There was $3,076 of additional interest due on this unpaid balance at March 31, 2007.

In addition, on March 31, 2007 the Company missed a second interest payment on the principal of the Note in the amount of $81,370.

In connection with the $3.3 million convertible note and warrants under the Secured Note Financing the Company agreed, pursuant to a Registration Rights Agreement, to prepare and file, within 45 days following the issuance of the note and warrants, a registration statement with the Securities and Exchange Commission covering the resale of the common stock issuable upon conversion of the note and exercise of the warrants. The agreement stated that the registration statement must be declared effective by the Securities and Exchange Commission within 90 days of July 13, 2007, or 150 days in the event the registration statement is reviewed by the Securities and Exchange Commission. The registration statement was reviewed by the Securities and Exchange Commission therefore the deadline for registration was December 10, 2006; however as of the date of this report the registration statement has not been declared effective. Failure to secure the effectiveness of registration statement in the required time period constitutes a Non-Registration Event as defined in the Agreement. During a Non-Registration Event the Company is required to pay the holder of the Notes liquidated damages of 2.0% of the principal amount of the notes for each 30 day period that the effectiveness of the registration is delayed until the Company’s registration obligations terminate on July 13, 2008. The Company can pay the damages in cash or elect to pay up to in shares of the common stock with registered shares of the Common Stock valued at 75% of the volume weighted average price as reported on the OTC Bulletin Board for the five (5) trading days preceding such payment. The liquidated damages must be paid within ten (10) days after the end of each thirty (30) day period or part thereof for which liquidated damages are payable. At March 31, 2007 accrued liquidation damages were $264,000 and the associated accrued interest was $4,069.

Note 6 – Debt

As of March 31, 2007, debt consisted of the following obligations:

Convertible notes payable:

Note payable-Secured Convertible Promissory Notes bearing interest at the rate of 10% per annum, payable on a quarterly basis net of discount of $2,513,425. The Notes mature on July 13, 2009 and are secured by a lien on substantially all of the Company’s assets. We are in default of this obligation as of March 31, 2007 and all debt has been reclassified to current liabilities.	$786,575

Other debt:

Note payable–software purchase, due by December 2007, payable in 48 monthly installments of $1,885, bearing interest at 9%, secured by related software and guaranteed by a shareholder.	$23,003

Note 7 – Related Party Transactions

Notes and Loans

As of December 31, 2006, the Company had notes and loans to related parties consisting of the following:

Advances – shareholders – unsecured, non-interest bearing, no terms for repayment.	$188,731
Note payable-shareholder-unsecured, 203 installments of $7,000 remaining, imputed interest of 7.64%.	808,386

Total related party debt	997,117

Less: current portion of related-party debt	(204,252)

Total non-current portion of related party debt	$792,865

Leased Facilities

During the year ended December 31, 2005 the Company rented its facilities from a shareholder and former director. Rent owed to this shareholder amounted to $11,206 as of March 31, 2007 and is included in accounts payable.

Legal Fees

The Company engaged Workman Nydegger, a law firm, during 2006 and 2005. A relative of John Phillips, our former chief executive officer is an employee and shareholder of Workman Nydegger.

Note 8 – Commitments and Contingencies

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

Note 9 – Recent Accounting Pronouncements

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

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115.” This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. This statement applies to all entities, including not for profit. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact adoption of SFAS No. 159 will have on the consolidated financial statements.

Note 10 – Subsequent Events

On April 2, 2007, the Company was forced to vacate its office premises due to non-payment of rent, a default under the terms of our lease.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under “ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION—Risk Factors,” below, and elsewhere in this report. In some cases, you can identify forward looking statements by terms such as “may,” “intend,” “might,” “should,” “could,” “would,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “potential,” or the negative of these terms, and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The forward-looking statements in this report are based upon management’s current expectations and beliefs, which management believes are reasonable.

In this report, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to Satellite Security Corporation, a Nevada corporation, and its subsidiaries.

OVERVIEW

We have been engaged in the business of providing satellite-based asset tracking solutions and services, through the operations of our wholly owned subsidiary Satellite Security Systems, Inc. (“Satellite”) We acquired our interest in Satellite pursuant to a Merger Agreement dated December 9, 2005 pursuant to which Satellite was merged with and into a wholly owned subsidiary of the Company effective December 31, 2005, as discussed in further detail in Note 1 to the Consolidated Financial Statements. In accordance with generally accepted accounting principles, the merger was accounted for as a public shell merger. Accordingly the financial statements included in this report contain the historical results of operations of Satellite, except for the statements of changes in shareholders’ deficit, which has been converted to shares of the Company based on the above merger ratios.

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

As a result of the foregoing, we have effectively ceased operations. We currently do not have any ongoing business operations or any remaining revenue sources. We anticipate that we will sell our interest in Orbtech Holdings Limited to Mr. Harrington in accordance with the terms of our agreement. We are evaluating options for the sale or other disposition of our Satellite subsidiary or its assets. We are also aggressively evaluating options for acquiring or merging with another operating company.

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

RESULTS OF OPERATIONS

Revenues

Revenues were $96,875 for the three months ended March 31, 2007, compared to $205,888 for the same period in 2006. Revenues decreased $109,013 or 53% for the three months ended March 31, 2007, compared to the same period in 2006. The decreases were primarily due to the cessation of operations of Satellite.

Cost of Revenues

Cost of revenues includes hardware, wireless airtime expense and personnel-related costs for our Monitoring and Support Center (“MSC”). Costs of revenues were $94,823 or 98% of revenues for the three months ended March 31, 2007, compared to $173,584 or 84% of revenues for the same period in 2006. Cost of revenues decreased $78,761, or 45%, for the three month period ended March 31, 2007 compared to the same period in 2006. The decrease in cost of revenues is related primarily to the cessation of operations of Satellite. The increase in cost of revenues as a percentage of revenues is primarily attributable to a reduction in revenues and reduced leverage on fixed costs at the MSC.

Research and Development

Research and development expenses include payroll, and costs associated with software development, product design and outsourcing. Research and development expenses were $69,986 for the three months ended March 31, 2007, compared to $74,533 for the same period in 2006. Research and development decreased $4,547, or 6%, for the three months ended March 31, 2007 compared to the same period a year ago. The decreases were primarily due to reductions in research and development related payroll due to the cessation of operations of Satellite on March 7, 2007.

Marketing and Sales Expenses

Marketing and sales expenses include payroll, and costs associated with advertising, promotions, trade shows, seminars, and similar programs, as well and travel expenses. Marketing and sales expenses were $42,010 for the three months ended March 31, 2007, compared with $132,994 for the same period in 2006. Marketing and sales expenses decreased $90,984, or 68% for the three months ended March 31, 2007 compared to the same period a year ago. The decreases were primarily due to a decrease in headcount at the beginning of the period and the cessation of operations of Satellite on March 7, 2007.

General and Administrative

General and administrative expenses include payroll and costs associated with the finance, facilities, and legal and other administrative functions of the Company. General and administrative costs were $591,112 for the three months ended March 31, 2007 compared with $596,345 for the same period in 2006. General and administrative expenses decreased $5,233 or 1%, for the three months ended March 31, 2007 compared to the same period a year ago. The decreases in General and Administrative expenses were primarily due to the cessation of operations of Satellite on March 7, 2007, offset by increased expenses associated with penalties on the Notes and other financing costs.

Interest Expense

Interest expense was $377,317 for the three months ended March 31, 2007 compared to $125,845 for the same period in 2006. The increase in interest expense for the three months ended March 31, 2007 was primarily due to the following:

Interest on the $3,300,000 of Notes issued with the $3,300,000 Convertible Debt and Warrant financing on July 13, 2006 at the rate of 10% per annum and payable quarterly. Interest payable for the three months ended March 31, 2007 was $81,370. In addition we accrued $7,145 in additional interest and penalties due to non-payment of our December 31, 2006 interest payment and non-registration.

Non-cash expenses associated with the Secured Note Agreement as of March 31, 2007. Interest expense on the amortization of the debt discount for the three months ended March 31, 2007 was $271,233.

Net Change in Fair Value of Common Stock Warrants and Embedded Derivative Liability

Net change in fair value of common stock warrants and embedded derivative liability of $1,175,314 consists of the net change in the carrying values of the liabilities for the common stock warrants and the embedded derivative liabilities related to the Secured Convertible Notes on March 31, 2007.

Net Loss

Net loss includes loss from operations and interest expense. We recorded a net loss of $2,229,915 for the three months ended March 31, 2007 compared to a net loss of $897,413 for the same period in 2006. The increase in net loss for the three months ended March 31, 2007 as compared to the same period of 2006 was due to an decrease in revenue of $109,013 offset by an decrease in cost of revenues of $78,761; a decrease in operating costs of $100,765; increased interest expense of $251,472; and the net change in fair value of $1,175,314 on common stock warrants and embedded derivative related to the Notes issued on July 13, 2006 in connection with the Secured Note Financing and revalued on March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2007, we had cash of $51,236 and accounts receivable, net of allowance for doubtful accounts, of $0. Our working capital deficit as of March 31, 2007 was $6,874,417 compared to a deficit of $4,740,092 at December 31, 2006.

Net cash used in operating activities during the three months ended March 31, 2007 was $298,255. The primary use of cash from operating activities was the net loss of $2,229,915. The primary sources of cash from operating activities was the non-cash expense of $1,175,314 from the change in value of warrants and embedded derivative liability, non-cash interest expense of $271,233, a decrease in inventory of $138,325 and an increase in accrued expenses of $248,968.

There was no cash used by investing activities during the three month period ended March 31, 2007. There are no significant capital expenditures planned by the Company within the foreseeable future.

Since our inception, we have financed our cash needs primarily through financing activities. Net cash provided by financing activities for the three months ended March 31, 2007 was $72,406 primarily from unsecured loans from our Chief Executive Officer.

As emphasized in the Report of Independent Registered Public Accounting Firm on our December 31, 2006 financial statements, we have incurred recurring negative cash flows from operations, significant losses, working capital deficits and increasing shareholder deficiencies. Further, we have yet to establish profitable operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

Our continued operations are substantially dependent on Zirk Engelbrecht. Mr. Engelbrecht currently serves as our sole director and chief executive officer. In addition, Mr. Engelbrecht has provided the financial support necessary to maintain our status as a reporting company under the Securities Exchange Act of 2934, including payment of the fees of our independent auditors and outside counsel. We currently have no unrestricted cash on hand and no other arrangements for payment of these services. Mr. Engelbrecht is engaged in other significant business endeavors and is not obligated to contribute any specific number of hours per week to our affairs. If Mr. Engelbrecht’s other business affairs require him to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit his ability to devote time to our affairs and could have a negative impact on our ability to consummate any sale of assets, financing transaction or business combination. If Mr. Engelbrecht were to resign from his position of director or Chief Executive Officer, or to withdraw his financial support, we may be forced to discontinue operations altogether.

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

Zirk Engelbrecht, our Chief Executive Officer, is currently our sole director. Mr. Engelbrecht does not have an employment agreement with us, and does not currently receive any compensation for his services. However, hi may receive compensation in the future and may receive reimbursement for out-of-pocket expenses incurred by him in connection with activities on our behalf, such as identifying potential financing opportunities or target businesses and performing due diligence related thereto. Because of his position as our sole director and executive officer, we will not have the benefit of independent directors examining the propriety of decisions made by Mr. Engelbrecht. Although we believe that all actions taken by Mr. Engelbrecht on our behalf will be in our best interests, we cannot assure you that this will be the case. If actions are taken, or expenses are incurred that are not in our best interests, it could have a material adverse effect on our business and operations and the price of our stock.

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

ITEM 3.	CONTROLS AND PROCEDURES

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

Under the supervision of our Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer concluded that as of March 31, 2007, the design and operation of such disclosure controls and procedures were not effective at the reasonable assurance level because of a material weakness.

Material Weakness.

The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” In relation to the audit for the year ended December 31, 2006, management and our independent auditor, Tauber & Balser, P.C., identified the following material weakness in our internal controls: During the audit for the year ended December 31, 2006, our auditors proposed many audit adjustments that were discussed with management, with final concurrence that such adjustments should be recorded by management. The Company did not have in place adequate controls to ensure that the general ledger balances were accurate and reported in accordance with generally accepted accounting principals applied in the United States.

Changes In Internal Controls Over Financial Reporting.

No changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2007 that has materially affected, or is likely to materially affect, our internal control over financial reporting. Subsequent to the year ended December 31, 2006, we were involved in a number of significant events, including the resignation of our Chief Financial Officer and the cessation of operations of Satellite. With the cessation of operations, we released all but one of our employees and our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) is entirely at the Board of Directors level.

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

Our company (as a “non-accelerated filer”) is not now subject to the requirements of Section 404(b) of the Sarbanes-Oxley Act, which requirements, subject to change, are now scheduled to be effective for fiscal years ending on or after December 15, 2008. Under Section 404(b), our auditors will be required to perform an audit of management’s assessment of the effectiveness of our internal control over financial reporting intended to enable us to issue a report, based on our audit, containing their opinions on both management’s assessment and on the effectiveness of our internal control over financial reporting. Section 404(a) of the Sarbanes-Oxley Act, however, requires management to conduct and report upon its own assessment of a company’s internal control over financial reporting for fiscal years ending on or after December 15, 2007, and, accordingly, places substantial responsibility on management to perform considerable work in preparing for this activity, not only in the design and conduct of its testing and other assessment procedures in developing adequate, detailed documentation of the company’s internal control policies and procedures, but also the procedures applied by management in conducting its assessment and the results thereof. With respect to such preparation only, but not with respect to performing management’s assessment procedures, our auditors are available to provide only limited assistance in documenting and making recommendations to management regarding internal controls, subject to advance approval of the audit committee or equivalent financial oversight or governance body, but only to the extent that, in their sole judgment, our auditors believe their independence will not be impaired.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Each exhibit identified below is filed as a part of this report.

Exhibit No.	Description
10.1	Agreement dated February 23, 2007 with Allen Abraham Harington pursuant to which we have agreed to sell our shares in Orbtech Holdings Limited.(1)

31.1	Certification of Periodic Report by the Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Periodic Report by the Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C, Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C, Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the registrant’s Current Report on Form 8-K, filed with the Commission on March 9, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SATELLITE SECURITY CORPORATION

By:	/s/ Mr. Zirk Engelbrecht
Mr. Zirk Engelbrecht
Chief Executive Officer

Dated: May 21,2007