Form 10QSB
period 2007-06-30
SATELLITE SECURITY CORP
filed 2007-08-17
CIK 1084088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________to __________

Commission file number 000-28739

Satellite Security Corporation
(Exact name of small business issuer as specified in its charter)

Nevada	91-1903590
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

P.O. Box 880263, San Diego, CA 92168-0263
(Address of principal executive offices)

(619) 977-1515
(Issuer's telephone number)

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
YES ☐ NO ☑

On August 15, 2007, the registrant had outstanding 110,981,560 shares of common stock, which is the registrant's only class of common equity.

Transitional Small Business Disclosure Format (Check One)
YES ☐ NO ☑

EXPLANATORY NOTE

In our quarterly report on Form 10-QSB for the period ended March 31, 2007, we reported that on March 7, 2007, our operating subsidiary, and sole source of revenue, Satellite Security Systems, Inc. (“Satellite”), lacked sufficient working capital to continue to fund its operations in the ordinary course of business, and all Satellite employees were released.  Following that date, we then evaluated options for the sale or other disposition of our assets, and also evaluated options for obtaining additional financing or acquiring or merging with another operating company.  As previously reported we have been in default under the terms of $3.3 million in Secured Convertible Promissory Notes (the “Notes”).

In a current report on form 8-K filed with the Commission on July 2, 2007, we reported that in June 2007 the holders of these Secured Convertible Promissory Notes (the “Noteholders”) informed the Company that they intended to exercise their remedies under, among other sources of authority, the California Uniform Commercial Code (the "UCC") and Section 9620 thereof, pursuant to which they may accept collateral in satisfaction of the obligations secured by such collateral.  On June 29, 2007 we entered into an agreement with the Noteholders (the "Noteholders Agreement") pursuant to which we agreed to consent to the Noteholders foreclosure on, and to transfer to the Noteholders, substantially all of our assets including the stock of our subsidiary entities.  In exchange, the Noteholders agreed to (i) convert all outstanding amounts due and all obligations under the Notes into an aggregate of 2,000,000 shares of our common stock (calculated on a post split basis after taking into account the reverse split discussed below); (ii) waive all breaches, defaults and/or events of default under the loan documents related to the notes, and all penalties, accrued and unpaid interest, charges, fees and costs; and (iii) cancel all outstanding Class A common stock purchase warrants and Class B common stock purchase warrants issued to the Noteholders in connection with the Notes.

The obligations under the Noteholders Agreement are subject to certain conditions, including principally a 1 for 500 reverse split of our outstanding common stock.    On July 30, 2007 we mailed to our stockholders and filed with the Commission a Consent Solicitation Statement seeking approval of the 1 for 500 reverse stock split and describing the transactions contemplated by the Agreement.  Effective as of August 6, 2007, we secured sufficient shareholder consents to approve the reverse stock split.  We have filed a certificate of amendment to our articles of incorporation with the Nevada Secretary of State which will become effective on August 18, 2007.  Following the effectiveness of the reverse stock split, we intend to consummate the transactions contemplated by the Noteholders Agreement

Because the Noteholders Agreement was signed on June 29, 2007 prior to the end of the quarter, and because all conditions to the consummation of the transactions contemplated thereunder have been completed in all material respects, the disclosure in this report reflects the effect of the consummation of the transactions contemplated under the Noteholders Agreement as if it occurred on June 29, 2007.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Satellite Security Corporation and Subsidiary
Consolidated Balance Sheet
(Unaudited)

	6 Months Ended
	June 30, 2007	June 30, 2006
Assets

Current Assets
Cash and cash equivalents	$705	$18,629
Accounts receivable, net of allowance for doubtful accounts	-	302,674
Inventories, net of allowance	-	467,392
Other current assets	-	8,363
Total Current Assets	705	797,058

Property and equipment, net	3,606	211,601

Other Assets
Restricted cash for letter of credit	-	75,000
Total Other Assets	-	75,000

Total Assets	$4,311	$1,083,659

Liabilities and Shareholders' Deficit

Current Liabilities
Accounts payable	$43,369	$1,342,949
Accrued expenses	-	427,908
Customer prepayments	-	68,455
Other debt	-	560,658
Notes and loans payable to related parties	125,440	1,395,652
Total Current Liabilities	168,809	3,795,622

Non-Current Liabilities
Notes payable to related parties, net of current portion	-	840,007
Deferred revenue, net of current portion	-	369,478
Long-term debt	-	14,138
Total Non-Current Liabilities	-	1,223,623

Total Liabilities	168,809	5,019,245

Commitments and Contingencies

Shareholders' Deficit
Common stock, $0.001 par value Authorized - 250,000,000 shares
Issued and outstanding - 110,981,560 shares(1)	1,110,982	99,137
Additional paid-in capital	9,261,784	5,463,440
Accumulated deficit	(10,537,264)	(9,498,163)
Total Shareholders' Deficit	(164,498)	(3,935,586)

Total Liabilities and Shareholders' Deficit	$4,311	$1,083,659

(1) Value of common stock includes the value of shares to be issued to Noteholders per the Agreement

The accompanying notes are an integral part of these consolidated financial statements.

Satellite Security Corporation and Subsidiary
Consolidated Statements of Discontinued Operations
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues	$-	$449,409	$96,875	$655,297

Cost of Revenues	-	388,008	94,823	561,592

Gross Profit	-	61,401	2,052	93,705

Operating Expenses
Research and development	-	62,634	69,986	137,167
Marketing and sales	-	155,951	42,010	288,946
General and administrative	155,485	872,642	746,598	1,468,988
Total Operating Expenses	155,485	1,091,227	858,593	1,895,101

Operating Loss From Discontinued Operations	(155,485)	(1,029,826)	(856,541)	(1,801,396)

Other Income/(Expense)
Interest expense	(2,345,999)	(740,524)	(2,723,316)	(866,368)
Net change in fair value of common stock warrants and embedded derivative liability	4,238,422	-	3,063,108	-
Other income	2,120,614	-	2,144,385	-
Total Other Income/(Expense)	4,013,037	(740,524)	2,484,178	(866,368)

Net Income/(Loss) From Discontinued Operations	$3,857,552	$(1,770,350)	$1,627,637	$(2,667,764)

Basic and diluted income/(loss) per share from discontinued operations	$0.03	$(0.02)	$0.01	$(0.03)

Weighted average common shares outstanding	110,981,560	98,841,178	110,981,560	98,451,038

The accompanying notes are an integral part of these consolidated financial statements.

Satellite Security Corporation and Subsidiary
Consolidated Statements of Cash Flows from Discontinued Operations
(Unaudited)

	For the six months ended June 30
	2007	2006
Cash flows from operating activities:
Net income/(loss) from discontinued operations	$1,627,637	$(2,667,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	2,784,658	733,047

Gain on change in value of warrants and embedded derivative liability	(3,063,108)	-
Common Stock Issued for Service	-	180,000
Share-based compensation expense	38,975	53,331
Depreciation and amortization	11,394	31,968
Amortization of debt issuance costs	295,392	40,000
Other non-cash items	-	19,951
Changes in operating assets and liabilities:
Restricted cash for letter of credit	75,000	-
Accounts receivable, net	138,325	(201,138)
Inventories	1,060	(433,692)
Other current assets	20,803	-
Deferred costs	6,108	-
Accounts payable	(479,819)	845,067
Accrued expenses	(391,521)	(54,796)
Deferred revenues/customer prepayments	(519,011)	7,836
Other	-	(1,347)

Net cash from (used) in operating activities	545,893	(1,447,537)

Cash flows from investing activities:
Purchases of property and equipment	-	(86,056)

Net cash used in investing activities	-	(86,056)

Cash flows from financing activities:
Repayment of long-term debt	(24,889)	(9,681)
Proceeds from short-term loan	-	500,000
Proceeds from related party loan	2,710	1,171,973
Repayment of related party loan	-	(50,000)
Shareholder advances	(800,094)	105,000
Shareholder repayments	-	(181,512)

Net cash provided (used) by financing activities	(822,273)	1,535,780

Net increase in cash	(276,380)	2,187

Cash and cash equivalents at beginning of year	277,085	16,442

Cash and cash equivalents at end of year	$705	$18,629

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,093	$44,427

Conversion of debt into common stock	$3,300,000	$96,000

The accompanying notes are an integral part of these consolidated financial statements.

SATELLITE SECURITY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 –Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2007 and for the six months ended June 30, 2007 and 2006, respectively, are unaudited.  The consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles applicable to interim periods.  In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented.  Certain prior year amounts may have been reclassified to conform to current period presentation.

The information contained in the following condensed notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2006 of Satellite Security Corporation (the “Company”). It should be understood that the accounting measurements at an interim date inherently involve greater reliance on estimates than at year-end.  The results of operations for interim periods presented are not necessarily indicative of operating results for the entire year.

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

Note 2 –Discontinued Operations

Since 2005, the Company has continued to incur significant losses from operations, continued to generate negative cash flows from operations, and continued to maintain an excess of current liabilities over current assets and a shareholders’ deficit.  On March 7, 2007, the Company’s operating subsidiary, and sole source of revenue, Satellite Security Systems, Inc. (“Satellite”), lacked sufficient working capital to continue to fund its operations in the ordinary course of business, and all Satellite employees were released.  Satellite effectively ceased operations.  The Company currently does not have, and since March 7, 2007, has not had, any ongoing business operations or any revenue sources.

As discuss in more detail in Note 5 - Secured Convertible Notes, Embedded Derivative and Common Stock Warrants, below, on June 29, 2007, the Company and its subsidiary, Satellite, entered into an agreement (the "Agreement") with the holders (the "Noteholders") of the Company's secured convertible promissory notes issued in July 2006 (the "Notes").  Under the terms of that Agreement, in accordance with the Noteholders remedies under the California Uniform Commercial Code, the Company has agreed to consent to the Noteholders' foreclosure on substantially all of the Company's assets, including its shares of stock in Satellite, in exchange for the Noteholders agreement to waive all defaults under the notes and to convert the notes into the Company's common stock.  The Company intends to complete the transactions contemplated under the agreement with the noteholders in August 2007.

The Company's operations for the six months ended June 30, 2007 have been funded by through unsecured borrowings from the Company's chief executive officer, Zirk Engelbrecht, totaling $125,440.

Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Live Assets, sets forth the financial accounting and reporting requirements for discontinued operations.   SFAS No. 144 uses a single accounting model, based on the framework established in SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed Of, to account for all long-lived assets to be disposed of by sale, abandonment, or distribution to owners.  This includes asset disposal groups meeting the criteria for presentation as a discontinued operations.   A long-lived asset held for sale shall be measured at the lower of its carrying amount or fair value less its cost to sell.  Additionally, in accordance with SFAS No. 144, a loss shall be recognized for any write-down to fair value less cost to sell.  A gain shall be recognized for any subsequent recovery of cost.  Lastly, a gain or loss not previously recognized that results from the sale of the asset should be recognized at the date of sale.  Therefore, the Company’s discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur.

Note 3 –Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements are prepared using accounting principles generally accepted in the United States of America and include the accounts of the Company and historically its wholly owned subsidiary, Satellite.  All significant intercompany balances and transactions have been eliminated.   As discussed in Note 5 - Secured Convertible Notes, Embedded Derivative and Common Stock Warrants, below, given the Company's unsuccessful attempts to obtain additional financing or to find a strategic transaction that would permit it to begin operations, the Company and its subsidiary, Satellite, agreed to consent to the Noteholders exercise of their remedies and the foreclosure upon substantially all of the Company's assets.  Therefore, as of June 30, 2007, the fair value of all assets and liabilities belonging to our subsidiaries have been written off to other income.

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

Fair Value of Financial Instruments

The Company estimates the fair value of certain of its assets in accordance with SFAS No. 107, Disclosures About Fair Value of Financial Instruments.  At June 30, 2007, management believes that the carrying amounts of cash, accounts receivable, accounts payable, and accrued expenses approximate their fair value.  The Company believes that the carrying value of its loans approximate their fair values based on current market rates of interest, except related party debt.  Management believes it is impracticable to determine the fair value of related party debt because of the related party attributes of that debt.

Cash, Cash Equivalents

Cash and cash equivalents is comprised of cash and highly liquid time deposits held at a major financial institution, which from time to time exceed federally insured limits.  The Company believes that the risk of any loss related to its deposits is minimal.

Restricted cash in other assets of $75,000 at June 30, 2007 represented a letter of credit deposit to secure the Company’s leased facilities.  On April 2, 2007, the Company was forced to vacate its office premises due to non-payment of rent, a default under the terms of the lease.   As of the date of this report, the landlord has the option to collect these funds to apply to the remaining lease obligation, but has not yet done so.   At June 30, 2007 the carrying value of Satellite’s restricted cash was reclassified to other income/expense.

Accounts Receivable

Accounts receivable are stated at the amounts that management expects to collect.  The Company is required to estimate the collectibility of its trade receivables.  Considerable judgment is required in assessing the ultimate realization of these receivables.  At June 30, 2007 the carrying value of Satellite’s accounts receivable was reclassified to other income/expense.

Inventories

Inventories, which consist primarily of purchased parts and supplies, are stated at the lower of cost or market.  Cost is determined by the first-in, first-out (FIFO) method.  At June 30, 2007 the inventory had been written down to its estimated net realizable value and the net realizable value of Satellite’s inventories was reclassified to other income/expense.

Debt Issuance Costs

Debt issuance costs are deferred and amortized over the term of the related credit facility using the effective interest method.  When a loan is paid in full (or converted or extinguished), any unamortized financing costs are removed from the related accounts and expensed.  The Company issued convertible notes in July 2006 and incurred issuance costs of  $350,000, which were being amortized over the life of the notes.  The Agreement the Company entered into with the Noteholders in June 2007 calls for the conversion of all amounts due under the Notes into the Company’s common stock.  Therefore, the unamortized financing costs related to this transaction were reclassified to interest expense at June 30, 2007.

Deferred Costs

Deferred costs represent the cost of hardware associated with deferred monitoring revenue which is amortized over the period of monitoring service.  At December 31, 2006 the Company recorded an impairment charge of $110,451 on the value of deferred costs due to the determination that the asset would not be recovered.  At June 30, 2007 carrying value of Satellite’s deferred costs was reclassified to other income/expense.

Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally ranging from three to five years.  Expenditures for ordinary repairs and maintenance are expensed as incurred while major additions and improvements are capitalized.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.   At December 31, 2006 the Company recorded an impairment charge on the net value of property and equipment.

Warranty Reserve

The Company’s hardware is sold with a warranty against defects in material and workmanship for a period of one year from the date of sale.  Hardware manufactured by third parties is typically covered by a one year warranty from the product manufacturer.  Anticipated future warranty costs are estimated, based upon historical expenses and an analysis of product field failures.  At June 30, 2007 carrying value of Satellite’s warranty reserve was reclassified to other income/expense.

Customer Prepayments

Customer prepayments relate primarily to amounts received in advance for monitoring services for which the period of service extends beyond the balance sheet date.  At June 30, 2007 carrying value of Satellite’s customer prepayments was reclassified to other income/expense.

Derivatives

Under Emerging Issues Task Force (EITF) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the initial balance sheet classification of contracts that require net cash settlement are recorded as assets or liabilities and contracts that require settlement in shares are recorded as equity instruments.  At each balance sheet date, the Company reviews contracts and equity instruments that are to be settled in common stock to determine if sufficient common shares are available to satisfy the maximum number of shares that could be required to net-share settle the contracts, among other conditions.  Changes in fair value are accounted for in the consolidated statement of operations.  The agreement the Company entered into with the Noteholders calls for the conversion of all amounts due under the Notes into the Company’s common stock.  Therefore, the embedded derivative liability related to this transaction was reclassified to other income/expense at June 30, 2007.

Warrant Derivative Liability

The Company accounts for warrants issued in connection with financing arrangements in accordance with EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  Pursuant to EITF 00-19, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as a derivative liability. The fair value of warrants classified as derivative liabilities is adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded in the consolidated statement of operations. Under the terms of the agreement the Company entered into with the Noteholders in June 2007, all outstanding Class A common stock purchase warrants and Class B common stock purchase warrants issued to the Noteholders in connection with the issuance of the notes will be cancelled.  Therefore, the warrant derivative liability related to this transaction was reclassified to other income/expense at June 30, 2007.

Revenues and Costs of Revenue

Until Satellite ceased operations, the Company’s revenues were derived from two sources, the sale of hardware that uses Global Positioning System (“GPS”), cellular and ReFLEX paging technology, and the provisioning of asset tracking and related monitoring services.  Revenue related to the sale of hardware products was recognized upon delivery if no significant vendor obligations remain, the price is fixed or determinable and collection is reasonably assured.  Monthly billings for services are presented in advance of rendering the related services.  Customer prepayments consists of advanced payments of these billings and was recognized as revenues ratably over the minimum service contract period, generally one to five years.  Costs of revenues include all direct material and labor costs and those indirect costs related to contract performance.  The cost of installed hardware related to customer advance payments is amortized over the same period as the related revenue.  However, since Satellite has ceased operations and currently has no funding sources, management does not believe that it will be able to meet any future monthly service obligations that are outstanding as of June 30, 2007 in connection with the service agreements.  Satellite’s deferred revenues were reclassed to other income at June 30, 2007.

Share-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“Statement 123(R)”) which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”).  Statement 123(R) supersedes APB Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” The approach to accounting for share-based payments in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and no longer allows pro forma disclosure as an alternative to financial statement recognition.

Under Statement 123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the employee’s requisite service period.  The Company adopted the provisions of Statement 123(R) effective January 1, 2006, using a modified prospective application, which provides for certain changes to the method for valuing share-based compensation.  Under the modified prospective application, prior periods are not revised for comparative purposes.  The valuation provisions of Statement 123(R) apply to new awards and to awards that are outstanding at the effective date and subsequently modified, repurchased or cancelled.  Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro-forma disclosure purposes under Statement 123.

On April 19, 2006, the Company's stockholders adopted the 2006 Equity Incentive Plan to provide stock equity awards to eligible employees, directors, and consultants of the Company and its affiliates.  The Company used the Black-Scholes method (which models the value over time of financial instruments) to estimate the fair value at grant date of the options. The Black-Scholes method uses several assumptions to value an option. The Company used the following assumptions:

•	Expected Dividend Yield—because the Company does not currently pay dividends, expected dividend yield is zero.

•
Expected Volatility in Stock Price—due to the relatively short period of time since the merger between Satellite and Satellite Security Corporation (formerly Celtron), the expected volatility in stock price reflects the historical change in a competitor of the Company’s stock price over the expected term of the stock option.

•	Risk-free Interest Rate—reflects the average rate on a United States Treasury bond with maturity equal to the expected term of the option.
•	Expected Life of Stock Awards—reflects the simplified method to calculate an expected life based on the midpoint between the vesting date and the end of the contractual term of the stock award.

On March 7, 2007 Satellite released all of its employees.  The Company recorded share based compensation expense through each employee’s final date of service.  The share-based compensation expense calculated using the Black-Scholes model for grants at June 30, 2007 is as follows:

For the six months ended June 30, 2007
Research and development	$350
Marketing and sales	8,520
General and administrative	8,105
Share-based compensation	$16,975

There were no vested options available for purchase at the time Satellite ceased operations.  Therefore, all outstanding options were forfeited.  A summary of option activity as of June 30, 2007 is as follows:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)
Outstanding Options at December 31, 2006	9,123,077	$0.127	9.40
Granted	-	-	-
Exercised	-	-	-
Forfeited, cancelled or expired	(9,123,077)	$0.127	-
Outstanding at June 30, 2007	-	-	-
Exercisable at June 30, 2007	-	-	-

There were no new grants for the six months ended June 30, 2007.  There were no options exercised for the six months ended June 30, 2007.

Issuance of Stock for Non-cash Consideration

All issuances of the Company's common stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by consultants and others and has been valued at the market value of the shares issued.

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF Issue No. 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete.

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

Note 4 - Property and Equipment

Property and equipment as of June 30, 2007 consists of the following:

Furniture and equipment	$194,228
Software costs	145,624
Total property and equipment	339,852
Less:Reserve for impairment	(88,618)
Less:Accumulated depreciation	(247,628)
Net property and equipment	$3,606

The Company has reduced the carrying amount of its property and equipment with an impairment charge which is included in the accompanying consolidated statements of operations. As a result, the carrying amount of property and equipment totaled $3,606 at June 30, 2007. Depreciation expense for the six months ended June 30, 2007 and 2006 was $11,394 and $31,968, respectively.

Note 5 - Secured Convertible Notes, Embedded Derivative and Common Stock Warrants

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

$350,000 of the transaction costs incurred in connection with the Secured Note Financing were deferred and were scheduled to be amortized using the interest method over the three-year life of the Notes.

The amounts outstanding under the Notes bear interest at the rate of 10% per annum, payable on a quarterly basis.  The Notes mature on July 13, 2009 and are secured by a lien on substantially all of the Company’s assets, including a pledge of its shares in Satellite.  The Company was unable to make the required interest payment for the quarters ended December 31, 2006, March 31, 2007 and June 30, 2007.  The Company is currently in default under the Notes.  The entire balance of the Notes was reclassified as short term debt due to the default at December 31, 2006.

In accounting for the Notes and the Class A and Class B common stock purchase warrants, the Company considered the guidance contained in EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company’s Own Common Stock, and SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities.  In accordance with the guidance provided in EITF No. 00-19, the Company determined that the conversion feature of the Notes represents an embedded derivative since the Notes are convertible into a variable number of shares upon conversion and a liquidated damage clause contained in the registration rights agreement related to the Notes requires the Company to pay liquidated damages of 2.0% for each 30 days, or part thereof, of the outstanding principal amount of the Notes, in cash or registered shares of common stock to the Noteholders in the event that a registration statement covering the shares underlying the Notes and warrants was not declared effective by December 10, 2006.  Accordingly, the Notes are not considered to be “conventional” convertible debt under EITF No. 00-19 and thus the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability.

The Company calculated the fair value of the embedded conversion feature  and warrants using the Black-Scholes method on the closing date and again at the date of each reporting period and adjusted the carrying value accordingly.  Under the terms of the Secured Note Financing the Company has a five day grace period to pay any monetary amounts due under the Notes, after which grace period any monetary amounts not paid when due bear interest at a default interest rate of 15% per annum.  At March 31, 2007 there was $167,264 of unpaid interest due on the principal of the Note.  There was $3,076 of additional interest due on this unpaid balance at March 31, 2007.

In connection with the issuance of the Notes, the Company was required to filed a registration statement and have it declared effective by December 10, 2006.  That did not occur and it constituted a default that required the Company to pay the holder of the Notes liquidated damages of 2.0% of the principal amount of the Notes for each 30 day period that the effectiveness of the registration is delayed until the Company’s registration obligations terminate on July 13, 2008.   At March 31, 2007 accrued liquidation damages were $264,000 and the associated accrued interest was $4,069.

As of June 1, 2007, there was at least $3.5 million due and owing under the Notes.  The Noteholders informed the Company that they intended to exercise their remedies under, among other sources of authority, the California Uniform Commercial Code (the “UCC”) and Section 9620 thereof, pursuant to which they may accept collateral in satisfaction of the obligations secured by such collateral.  More particularly, the Noteholders informed the Company of their desire to accept some of the collateral securing the Company's obligations to them in satisfaction of the obligations under the Notes pursuant to UCC § 9620(a), subject to obtaining the consent of the Company and of Satellite as required by UCC § 9620(c)(i).  Given the Company’s unsuccessful attempts to obtain additional financing or to find a strategic transaction that would permit the Company to begin operations, the Company, Satellite and the Noteholders entered into agreement on June 29, 2007 (the “Noteholders Agreement”) pursuant to which the Company and Satellite agreed to consent to the Noteholders exercise of their remedies under UCC § 9620 and the foreclosure upon substantially all of the Company’s assets, including the shares of stock the Company holds in its subsidiaries.  In exchange for the Company’s consent, the Noteholders agreed to waive all defaults under the Notes and related loan documents, convert the Notes into approximately 90% of the Company’s outstanding common stock and cancel their Class A and Class B common stock purchase warrants.

To effect the conversion of the Notes into common stock, the Noteholders Agreement was conditioned upon the approval of the Company’s stockholders of a 500 for 1 reverse split of the Company’s common stock.  Such approval was obtained as of August 6, 2007. The Company filed a certificate amendment to its articles of incorporation to effect the reverse split, which would be effective as of August 18, 2007.  After giving effect to the reverse split and the transactions contemplated under the Noteholders Agreement, the Noteholders would hold 2,000,000 shares of the Company’s common stock, 1,000,000 of which would be transferred to Mr. Engelbrecht in exchange for certain commitments from Mr. Engelbrecht, and the Company’s other existing stockholders would hold approximately 220,000 shares of the outstanding common stock.  The reverse split is not intended to be a going private transaction.

The Noteholders Agreement calls for the conversion of all amounts due under the Notes into the Company’s common stock as well as the cancellation of all outstanding Class A common stock purchase warrants and Class B common stock purchase warrants issued to the Noteholders in connection with the Notes.  Therefore, the embedded derivative liability and warrant liability related to this transaction were reclassified to other income/expense at June 30, 2007.

Under the Noteholders Agreement, the Noteholders agreed to waive all breaches, defaults and/or events of default under the Notes and the documents related thereto, and all penalties, accrued and unpaid interest, charges, fees and costs.  Therefore the accrued interest and liquidation damages were reclassified to other income/expense at June 30, 2007.

Note 6 - Debt

As of June 30, 2007, debt consisted of the Notes discussed above and a note payable for the purchase of software, which is a liability of Satellite.  In accordance with the Noteholders Agreement, all assets and liabilities of Satellite will be assumed by the Noteholders with the transfer of 100% of Satellite’s shares to the Noteholders.  Accordingly, at June 30, 2007 the balance of $23,003 of debt was reclassified to other income.

Note 7 - Related Party Transactions

Notes and Loans

As of June 30, 2007 related party notes and loans consisted of unsecured advances to the Company  from its sole director and chief executive officer, Zirk Engelbrecht, unsecured advances to Satellite from a shareholder and former director of Satellite and an unsecured note payable from Satellite to the same shareholder and former director.  In accordance with the Noteholders Agreement, all assets and liabilities of Satellite will be assumed by the Noteholders with the transfer of 100% of Satellite’s shares to the Noteholders.  Accordingly, at June 30, 2007 the balance of $931,116 of this debt was reclassified to other income.  After giving effect to this reclassification, related party notes and loans consisted of the following unsecured advances from Zirk Engelbrecht, the Company's CEO.

Advances – shareholders – unsecured, non-interest bearing, no terms for repayment.	$125,440
Less: current portion of related-party debt	(0)
Total non-current portion of related party debt	$125,440

Leased Facilities

During the year ended December 31, 2005 Satellite rented its facilities from a shareholder and former director. Rent owed to this shareholder amounted to $11,206 as of June 30, 2007 and was included in accounts payable.  At June 30, 2007 the balance of this debt was reclassified to other income.

Legal Fees

The Company engaged Workman Nydegger, a law firm, during 2006 and 2005.  A relative of John Phillips, the Company’s former chief executive officer, is an employee and shareholder of Workman Nydegger.

Interest of Certain Persons in the Noteholder Agreement and Reverse Split

Under the terms of the Noteholder Agreement, the Noteholders agreed, among other things, to convert all outstanding amounts due under the Notes into a pro rata portion of 2,000,000 shares of the Company’s common stock calculated on a post-reverse split basis.  Further, in exchange for certain covenants of Mr. Engelbrecht with respect to the assumption of certain of the Company's liabilities, the performance of services for the Company and indemnification of the Company from certain liabilities, the Noteholders each agreed under the terms of the Noteholders Agreement to reimburse Mr. Engelbrecht for certain expenses incurred in an amount up to $150,000 and to transfer to Mr. Engelbrecht or his designee 50% or 1,000,000 shares of the 2,000,000 shares of the Company’s common stock issuable to the Noteholders upon conversion of the Notes.

As of the effective date of the reverse split and after giving effect to conversion of the Notes and the partial transfer of the shares issuable upon such conversion to Mr. Engelbrecht as discussed in the paragraph above, Mr. Engelbrecht will beneficially own 1,036,999 shares of the Company’s common stock and the Noteholders as a group will beneficially own 1,000,000 shares of the Company’s common stock, though none of the Noteholders are affiliates of each other or have agreed to act in concert with respect to their stock holdings.

Note 8 - Commitments and Contingencies

In the course of business, the Company has been, and may continue to be, involved in various claims seeking monetary damages and other relief.  The amount of the ultimate liability, if any, from such claims cannot be determined. However, in the opinion of the Company's management, the ultimate liability for any legal claims currently pending against the Company will not have a material adverse affect on the Company's financial position, results of operations or cash flows. Insofar as current legal claims against the Company that have been filed or are currently ongoing, see Part II, Item 1 below.

Note 9- Recent Accounting Pronouncements

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

Note 10 – Subsequent Events

On July 30, 2007 the Company mailed a consent solicitation statement to each of the holders of record of the Company’s common stock as of the close of business on July 15, 2007 seeking to effect a 500 for 1 reverse split in connection with the Noteholders Agreement entered into with the Noteholders.  See Note 5 - Secured Convertible Notes, Embedded Derivative and Common Stock Warrants, above.  On August 6, 2007 the Company received sufficient stockholder consents such that the reverse split was approved as of the date.  The Company filed a certificate amendment to its articles of incorporation to effect the reverse split, which will be effective as of August 18, 2007.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

OVERVIEW

The Company currently does not have, and since March 7, 2007, has not had, any ongoing business operations or any revenue sources.  Until operations ceased in March of 2007, we had been engaged in the business of providing satellite-based asset tracking solutions and services, through the operations of our wholly owned subsidiary Satellite.  On March 7, 2007, Satellite lacked sufficient working capital to continue to fund its operations in the ordinary course of business, and all Satellite employees were released.  Satellite effectively ceased operations.  We do not have, and since March 7, 2007, have not had, any ongoing business operations or any revenue sources.  On April 2, 2007, we were forced to vacate our office premises due to non-payment of rent, a default under the terms of Satellite’s lease.

In a current report on form 8-K filed with the Commission on July 2, 2007, we reported that in June 2007 the holders of these Secured Convertible Promissory Notes (the “Noteholders”) informed the Company that they intended to exercise their remedies under, among other sources of authority, the California Uniform Commercial Code (the "UCC") and Section 9620 thereof, pursuant to which they may accept collateral in satisfaction of the obligations secured by such collateral.  On June 29, 2007 we entered into an agreement with the Noteholders (the "Noteholders Agreement") pursuant to which we agreed to consent to the Noteholders foreclosure on, and to transfer to the Noteholders, substantially all of our assets including the stock of our subsidiary entities.  In exchange, the Noteholders agreed to (i) convert all outstanding amounts due and all obligations under the Notes into an aggregate of 2,000,000 shares of our common stock (calculated on a post split basis after taking into account the reverse split discussed below); (ii) waive all breaches, defaults and/or events of default under the loan documents related to the notes, and all penalties, accrued and unpaid interest, charges, fees and costs; and (iii) cancel all outstanding Class A common stock purchase warrants and Class B common stock purchase warrants issued to the Noteholders in connection with the Notes.

The obligations under the Noteholders Agreement are subject to certain conditions, including principally a 1 for 500 reverse split of our outstanding common stock.    On July 30, 2007 we mailed to our stockholders and filed with the Commission a Consent Solicitation Statement seeking approval of the 1 for 500 reverse stock split and describing the transactions contemplated by the Agreement.  Effective as of August 6, 2007, we obtained stockholder approval of a 1 to 500 reverse stock split of our outstanding shares of common stock.  We have filed a certificate of amendment to our articles of incorporation with the Nevada Secretary of State which will become effective on August 18, 2007.  As of the effective time, every 500 shares of our common stock that are issued and outstanding immediately prior to the effective time will be combined into one issued and outstanding share of common stock. Neither the par value per share of our common stock ($0.001) nor the total number of authorized shares of our common stock (250,000,000) will change.  No fractional shares of common stock will be issued in connection with the effectiveness of the reverse split.  Instead, we will round up and issue a whole share to each affected stockholder.

Following the effectiveness of the reverse stock split, we intend to consummate the transactions contemplated by the Noteholders Agreement.  We are in default under the Notes, which are secured by all of our assets, and we owe more than $3.5 million thereunder.  Upon consummation of the transactions contemplated by the Noteholders Agreement, in accordance with the Noteholders' exercise of their remedy under California Uniform Commercial Code § 9620, we and Satellite will have consented to the acceptance by the Noteholders of our right, title and interest in substantially all of our assets and in exchange for our consent, the Noteholders will, among other things: (i) convert all outstanding amounts due and all obligations under the Notes into an aggregate of 2,000,000 shares of our common stock (calculated on a post split basis after taking into account the reverse split discussed above); (ii) waive all breaches, defaults and/or events of default under the loan documents related to the Notes, and all penalties, accrued and unpaid interest, charges, fees and costs; and (iii) cancel all outstanding Class A common stock purchase warrants and Class B common stock purchase warrants issued to the Noteholders in connection with the Notes.  Accordingly, our obligations under the Notes, including our obligation to pay the principal, plus all accrued interest, will terminate.

After giving effect to the reverse split and the transactions contemplated under the Noteholders Agreement, the Noteholders would hold 2,000,000 shares of our common stock, 1,000,000 of which would be transferred to our CEO, Zirk Engelbrecht, in exchange for certain commitments from Mr. Engelbrecht, and our other existing stockholders would hold approximately 220,000 shares of the outstanding common stock.  The reverse split is not intended to be a going private transaction.

RESULTS OF DISCONTINUED OPERATIONS

Revenues

We had no revenues for the three months ended June 30, 2007, compared to $449,409 for the same period in 2006.  Revenues were $96,875 for the six months ended June 30, 2007, compared to $655,297 for the same period in 2006, a decrease of $558,422 or 85%.  The decreases were primarily due to the cessation of operations of Satellite.

Cost of Revenues

Cost of revenues includes hardware, wireless airtime expense and personnel-related costs for our Monitoring and Support Center.  We had no costs of revenues for the three months ended June 30, 2007, compared to $388,008 or 86% of revenues for the same period in 2006.  Costs of revenues were $94,823 or 98% of revenues for the six months ended June 30, 2007, compared to $561,592 or 86% of revenues for the same period in 2006, a decrease of $466,769, or 83%.  The decrease in cost of revenues is related primarily to the cessation of operations of Satellite.

Research and Development

Research and development expenses include payroll, and costs associated with software development, product design and outsourcing for Satellite.  We had no research and development expenses for the three months ended June 30, 2007, compared to $62,634 for the same period in 2006.  Research and development expenses were $69,986 for the six months ended June 30, 2007, compared to $137,167 for the same period in 2006, a decrease of $67,181, or 49%.  The decreases were primarily due to the cessation of operations of Satellite on March 7, 2007.

Marketing and Sales Expenses

Marketing and sales expenses include payroll, and costs associated with advertising, promotions, trade shows, seminars, and similar programs, as well and travel expenses for Satellite.  We had no marketing and sales expenses the three months ended June 30, 2007, compared with $155,951 for the same period in 2006.  Marketing and sales expenses were $42,010 for the six months ended June 30, 2007, compared with $288,946 for the same period in 2006, a decrease of $246,936, or 85%.  The decreases were primarily due to the cessation of operations of Satellite.

General and Administrative

General and administrative expenses include payroll and costs associated with the finance, facilities, and legal and other administrative functions of Satellite and the Company.  General and administrative costs were $155,485 for the three months ended June 30, 2007 compared with $872,642 for the same period in 2006, a decrease of $717,157 or 82%.  General and administrative costs were $746,598 for the six months ended June 30, 2007 compared with $1,468,988 for the same period in 2006, a decrease of $722,390 or 49%.  The decreases were primarily due to the cessation of operations of Satellite.

Interest Expense

Interest expense was $2,345,999 for the three months ended June 30, 2007 compared to $740,524 for the same period in 2006.  Interest expense was $2,723,316 for the six months ended June 30, 2007 compared to $866,368 for the same period in 2006.

The increase in interest expense for the three and six months ended June 30, 2007 was primarily due to the following:  (i)forgiveness of interest on the $3,300,000 of Notes as a result of entering into the Noteholders Agreement on June 29, 2007, and (ii)non-cash debt discount amortization associated with the Secured Note Agreement as of June 30, 2007.  Interest expense on the amortization of the balance of debt discount on the $3,3000,000 of the Notes for the six months ended June 30, 2007 was $2,784,658.

Net Change in Fair Value of Common Stock Warrants and Embedded Derivative Liability

Net change in fair value of common stock warrants and embedded derivative liability of $3,063,108 for the six months ended June 30, 2007 consists of the net change in the carrying values of the liabilities for the common stock warrants and the embedded derivative liabilities related to the Notes on June 30, 2007.

Net Profit/Loss

Net profit/loss includes profit/loss from operations and interest expense.  We recorded a net profit of $1,627,637 for the six months ended June 30, 2007 compared to a net loss of $2,667,764 for the same period in 2006.  The increase in net profit for the six months ended June 30, 2007 as compared to the same period of 2006 was due to a decrease in operating costs of $1,036,508; and charges incurred in connection with the Noteholders Agreement including increased interest expense of $1,856,948; the net change in fair value of $3,063,108 on common stock warrants and embedded derivative related to the Notesand other income which consists mainly of a gain on the transfer of assets and liabilities of Satellite to the Noteholders of $2,144,385.

Liquidity and Capital Resources

On June 30, 2007, we had cash of $705 and no other current assets.  Our working capital deficit as of June 30, 2007 was $168,104.

Net cash provided by operating activities during the six months ended June 30, 2007 was $545,893.  The primary use of cash from operating activities was the operating loss of $856,541. This was offset by  non-cash adjustments required by the Noteholders Agreement including income of $3,063,108 from the change in value of warrants and embedded derivative liability, non-cash interest expense of $2,784,658, and the transfer of all Satellite assets and liabilities to the Noteholders in accordance with the Noteholders Agreement.

There was no cash used by investing activities during the three month period ended June 30, 2007.  We have no significant capital expenditures planned within the foreseeable future.

Since our inception, we have financed our cash needs primarily through financing activities. Net cash provided by financing activities for the six months ended June 30, 2007 was $125,440 primarily from unsecured loans from our chief executive officer.

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

We have ceased operations.

We have ceased the operations of Satellite, our sole operating subsidiary.  Accordingly, our current operations have been limited to efforts to the sale of our current assets.  We currently have no cash on hand and our remaining operations are supported through loans from our sole director and chief executive officer, Mr. Zirk Engelbrecht.  We are also looking to enter into a business combination with another operating company.  However, no agreements currently exist with any prospective candidates with respect to a business combination.  We will not generate any revenues until, at the earliest, we successfully negotiate and structure transactions to finance future operations or after the consummation of a business combination.  We cannot assure you as to when, or if, we will successfully negotiate and structure transactions to finance future operations or a business combination will occur. If we are unable to negotiate and structure transactions to finance future operations or enter into a business combination, we will not be able to continue as a going concern.

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

We do not anticipate restarting our satellite based asset tracking business.  Consequently, if we are to continue as a going concern, we will have to identify a target operating company and successfully enter into a business combination.  While we have had discussions with prospective operating companies, no contracts or arrangements with any target operating company exist at this time.  We do not know what business any target operating company will be engaged in, or what risks we may face in connection with such a combination.  Any combination will likely result in a substantial recapitalization of our debt and equity.  We cannot provide any guidance or assurance as to the possible terms of any recapitalization or financing, or the impact on the existing holders of our debt and equity.  If we fail to continue as a going concern, you may lose all of the value of your investment.  Even if we are successful in obtaining additional funds, the terms of the financing may have the effect of substantially diluting your interest.

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

Our continued operations are substantially dependent on Zirk Engelbrecht.  Mr. Engelbrecht currently serves as our sole director and chief executive officer. In addition, Mr. Engelbrecht has provided the financial support necessary to maintain our status as a reporting company under the Securities Exchange Act of 1934, or the “Exchange Act,” including payment of the fees of our independent auditors and legal counsel.  We currently have no unrestricted cash on hand and no other arrangements for payment of these services.  Mr. Engelbrecht is engaged in other significant business endeavors and is not obligated to contribute any specific number of hours per week to our affairs.  If Mr. Engelbrecht's other business affairs require him to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit his ability to devote time to our affairs and could have a negative impact on our ability to consummate any sale of assets, financing transaction or business combination.  If Mr. Engelbrecht were to resign from his position of director or chief executive officer, or to withdraw his financial support, we may be forced to discontinue operations altogether.

The sale of the shares of our common stock acquired in private placements could cause the price of our common stock to decline.

Under the terms of the Noteholders Agreement, the Notes would convert into 2,000,000 shares of our common stock and as of July 2007 the investors may rely on the provisions of Rule 144 to begin effect sales and may resell the shares of our common stock acquired upon the conversion of the Notes.  We have no way of knowing whether or when such shares may be sold.  Depending upon market liquidity at the time, a sale of shares by the holders of the Notes at any given time could cause the trading price of our common stock to decline.  The sale of a substantial number of shares of our common stock, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

Zirk Engelbrecht, our chief executive officer, is currently our sole director.  Mr. Engelbrecht does not have an employment agreement with us, and does not currently receive any compensation for his services.  However, he may receive compensation in the future and may receive reimbursement for out-of-pocket expenses incurred by him in connection with activities on our behalf, such as identifying potential financing opportunities or target businesses and performing due diligence related thereto.  Because of his position as our sole director and executive officer, we will not have the benefit of independent directors examining the propriety of decisions made by Mr. Engelbrecht. Although we believe that all actions taken by Mr. Engelbrecht on our behalf will be in our best interests, we cannot assure you that this will be the case. If actions are taken, or expenses are incurred that are not in our best interests, it could have a material adverse effect on our business and operations and the price of our stock.

A limited number of stockholders own approximately 48.67% of our stock and may act, or prevent certain types of corporate actions, to the detriment of other stockholders.

As of June 30, 2007, our directors, officers and greater than 5% stockholders own, approximately 48.67% of our issued and outstanding common stock.  Further, following the effectiveness of the reverse split (August 18, 2007), our directors, officers and greater than 5% stockholders will own approximately 60.31% of our issued and outstanding common stock.  Accordingly, these stockholders may, if they act together, exercise significant influence over all matters requiring stockholder approval, including the election of a majority of the directors and the determination of significant corporate actions.  This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders.

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

Our shares of common stock are currently traded on the OTCBB.  Stocks traded on the OTCBB generally have limited trading volume and exhibit a wide spread between the bid/ask quotation.

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

The Sarbanes-Oxley Act of 2002, or SOX, that became law in July 2002 requires changes in some of our corporate governance, public disclosure and compliance practices.  SOX also requires the SEC to promulgate new rules on a variety of subjects.  We expect these developments to increase our legal and financial compliance costs, and to make some activities more difficult, such as stockholder approval of new option plans.  We expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage.  These developments could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.  We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

ITEM 3.	CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to ensure (i) that information we are required to disclose in the reports we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We maintain disclosure controls and procedures designed to ensure that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Under the supervision of our chief executive officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer concluded that as of June 30, 2007, the design and operation of such disclosure controls and procedures were not effective at the reasonable assurance level because of a material weakness.

Material Weakness.

The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”  In relation to the audit for the year ended December 31, 2006, management and our independent auditor, Tauber & Balser, P.C., identified the following material weakness in our internal controls:  During the audit for the year ended December 31, 2006, our auditors proposed many audit adjustments that were discussed with management, with final concurrence that such adjustments should be recorded by management.  We did not have in place adequate controls to ensure that the general ledger balances were accurate and reported in accordance with generally accepted accounting principals applied in the United States.

Subsequent to the year ended December 31, 2006, we were involved in a number of significant events, including the resignation of our chief financial officer and the cessation of operations of Satellite.  With the cessation of operations, we released all but one of our employees and our internal control over financial reporting is entirely at the board of directors level.

Changes In Internal Controls Over Financial Reporting.

No changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2007 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

Limitations On Disclosure Controls And Procedures.

Our management does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Our company (as a “non-accelerated filer”) is not now subject to the requirements of Section 404(b) of SOX, which requirements, subject to change, are now scheduled to be effective for fiscal years ending on or after December 15, 2008.  Under Section 404(b), our auditors will be required to perform an audit of management's assessment of the effectiveness of our internal control over financial reporting intended to enable us to issue a report, based on our audit, containing their opinions on both management's assessment and on the effectiveness of our internal control over financial reporting. Section 404(a) of the SOX, however, requires management to conduct and report upon its own assessment of a company’s internal control over financial reporting for fiscal years ending on or after December 15, 2007, and, accordingly, places substantial responsibility on management to perform considerable work in preparing for this activity, not only in the design and conduct of its testing and other assessment procedures in developing adequate, detailed documentation of the company's internal control policies and procedures, but also the procedures applied by management in conducting its assessment and the results thereof. With respect to such preparation only, but not with respect to performing management's assessment procedures, our auditors are available to provide only limited assistance in documenting and making recommendations to management regarding internal controls, subject to advance approval of the audit committee or equivalent financial oversight or governance body, but only to the extent that, in their sole judgment, our auditors believe their independence will not be impaired.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the course of business, the Company has been, and may continue to be, involved in various claims seeking monetary damages and other relief.  The amount of the ultimate liability, if any, from such claims cannot be determined. However, in the opinion of the Company's management, the ultimate liability for any legal claims currently pending against the Company will not have a material adverse affect on the Company's financial position, results of operations or cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1
Agreement entered into as of June 29, 2007, by and among Satellite Security Corporation, a Nevada corporation, Satellite Security Systems, Inc., a California corporation, Zirk Engelbrecht, an individual, the holders of secured convertible notes identified on the signature pages hereto. (1)

31.1*	Certification of Periodic Report by the Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Periodic Report by the Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C, Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C, Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________
* Filed as an exhibit to this report
(1) Incorporated by reference from the registrant's Current Report on Form 8-K, filed with the Commission on July 2, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SATELLITE SECURITY CORPORATION

	By:	/s/ Mr. Zirk Engelbrecht
Mr. Zirk Engelbrecht
Chief Executive Officer
Dated: August 17,2007