Form 10QSB
period 2007-09-30
SATELLITE SECURITY CORP
filed 2007-11-19
CIK 1084088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

(619) 977-1515
(Issuer's telephone number)

____________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☑ NO ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☑ NO ☐

On November 12, 2007, the registrant had outstanding 2,222,034 shares of common stock, which is the registrant's only class of common equity.

Transitional Small Business Disclosure Format (Check One)    YES ☐NO ☑

EXPLANATORY NOTE

In our quarterly report on Form 10-QSB for the period ended March 31, 2007, we reported that on March 7, 2007, our operating subsidiary, and sole source of revenue, Satellite Security Systems, Inc. ("Satellite"), lacked sufficient working capital to continue to fund its operations in the ordinary course of business, and all Satellite employees were released.  Following that date, we then evaluated options for the sale or other disposition of our assets, and also evaluated options for obtaining additional financing or acquiring or merging with another operating company.  As previously reported we were in default under the terms of $3.3 million in Secured Convertible Promissory Notes (the "Notes").

In a current report on form 8-K filed with the Commission on July 2, 2007, we reported that in June 2007 the holders of the Notes (the "Noteholders") informed us that they intended to exercise their remedies under, among other sources of authority, the California Uniform Commercial Code (the "UCC") and Section 9620 thereof, pursuant to which they may accept collateral in satisfaction of the obligations secured by such collateral.  On June 29, 2007 we entered into an agreement with the Noteholders (the "Noteholders Agreement") pursuant to which we agreed to consent to the Noteholders foreclosure on, and to transfer to the Noteholders, substantially all of our assets including the stock of our subsidiary entities.  In exchange, the Noteholders agreed to (i) convert all outstanding amounts due and all obligations under the Notes into an aggregate of 2,000,000 shares of our common stock (calculated on a post split basis after taking into account the reverse split discussed below); (ii) waive all breaches, defaults and/or events of default under the loan documents related to the Notes, and all penalties, accrued and unpaid interest, charges, fees and costs; and (iii) cancel all outstanding Class A common stock purchase warrants and Class B common stock purchase warrants issued to the Noteholders in connection with the Notes.

The obligations under the Noteholders Agreement were subject to certain conditions, including principally a 1 for 500 reverse split of our outstanding common stock.  On July 30, 2007 we mailed to our stockholders and filed with the Commission a Consent Solicitation Statement seeking approval of the 1 for 500 reverse stock split and describing the transactions contemplated by the Noteholders Agreement.  Effective as of August 6, 2007, we secured sufficient shareholder consents to approve the reverse stock split.  We filed a certificate of amendment to our articles of incorporation with the Nevada Secretary of State which  became effective on August 18, 2007.  Following the effectiveness of the reverse stock split, on September 14, 2007 we consummated the transactions contemplated by the Noteholders Agreement.

Because the Noteholders Agreement was signed on June 29, 2007 prior to the end of the quarter ended June 30, 2007 and because all conditions to the consummation of the transactions contemplated thereunder had been completed in all material respects, the disclosure in this report reflects the effect of the consummation of the transactions contemplated under the Noteholders Agreement as if it occurred on June 29, 2007.

PART I — FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS
Satellite Security Corporation
Consolidated Balance Sheet
(Unaudited)
	September 30, 2007	September 30, 2006
Assets

Current Assets
Cash and cash equivalents	$0	$960,438
Accounts receivable, net of allowance for doubtful accounts	-	63,145
Inventories, net of allowance	-	309,819
Subscription receivable	53,606	-
Other current assets	-	37,884
Total Current Assets	53,606	1,487,846

Property and equipment, net	-	131,674

Total Other Assets	-	387,194

Total Assets	$53,606	$2,006,714

Liabilities and Shareholders' Deficit

Current Liabilities
Accounts payable	$0	$614,494
Accrued expenses	-	395,327
Notes and loans payable to related parties	-	164,841
Total Current Liabilities	-	1,269,494

Non-Current Liabilities
Notes payable to related parties, net of current portion	-	768,200
Total Non-Current Liabilities	-	6,683,231

Total Liabilities	-	7,952,725

Commitments and Contingencies

Shareholders' Equity
Common stock, $0.001 par value
Authorized - 250,000,000 shares
Issued and outstanding - 2,222,034 shares	2,222	110,982
Common stock subscribed - 53,762 Shares at 9/30 Value of $10.01	22	-
Additional paid-in capital	10,370,544	6,877,832
Premium on common stock subscribed	218,487	-
Accumulated Deficit	(10,537,669)	(12,934,825)
Total Shareholders' Equity	53,606	(5,946,011)

Total Liabilities and Shareholders' Equity	$53,606	$2,006,714

The accompanying notes are an integral part of these consolidated financial statements.

Satellite Security Corporation
Consolidated Statements of Discontinued Operations
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues	$-	$419,632	$96,875	$1,074,929

Cost of Revenues	-	355,764	94,823	917,356

Gross Profit	-	63,868	2,052	157,573

Operating Expenses
Research and development	-	67,863	69,986	205,030
Marketing and sales	-	196,375	42,010	485,320
General and administrative	39,347	830,799	785,944	2,299,787
Total Operating Expenses	39,347	1,095,037	897,939	2,990,137

Operating Loss From Discontinued Operations	(39,347)	(1,031,169)	(895,887)	(2,832,564)

Other Income/(Expense)
Interest expense	-	(3,127,590)	(2,723,316)	(3,993,958)
Net change in fair value of common stock warrants and embedded derivative liability	-	-	3,063,108	-
Other income	38,942	722,097	2,183,327	722,097
Total Other Income/(Expense)	38,942	(2,405,493)	2,523,119	(3,271,861)

Net Income/(Loss) From Discontinued Operations	$(405)	$(3,436,662)	$1,627,232	$(6,104,425)

Basic and diluted income/(loss) per share from discontinued operations	$(0.00)	$(15.66)	$3.95	$(29.85)

Weighted average common shares outstanding as split 500 for 1	787,215	219,432	412,451	204,494

The accompanying notes are an integral part of these consolidated financial statements.

Satellite Security Corporation
Consolidated Statements of Cash Flows from Discontinued Operations
(Unaudited)

	For the nine months ended
	September 30
	2007	2006
Cash flows from operating activities:
Net income/(loss) from discontinued operations	$1,627,232	$(6,104,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	2,784,658	3,495,981
Gain on change in value of warrants and embedded derivative liability	(3,063,108)	(722,097)
Common stock issued for service	-	446,000
Amortization of debt discount	-	238,082
Share-based compensation expense	38,975	157,802
Depreciation and amortization	15,000	34,759
Amortization of debt issuance costs	295,392	65,228
Other non-cash items	-	2,443
Changes in operating assets and liabilities:	-	-
Restricted cash for letter of credit	75,000	-
Accounts receivable, net	138,325	38,391
Inventories	1,060	(276,119)
Other current assets	17,197	-
Deferred costs	6,108	(73,675)
Accounts payable	(523,188)	116,612
Accrued expenses	(348,452)	(87,377)
Deferred revenues/customer prepayments	(519,011)	37,418
Other	-	(7,875)

Net cash used in operating activities	545,188	(2,638,852)

Cash flows from investing activities:
Purchases of property and equipment	-	(62,219)

Net cash used in investing activities	-	(62,219)

Cash flows from financing activities:
Proceeds from secured convertible notes	-	3,300,000
Deferred financing costs on secured convertible notes	-	(350,000)
Repayment of long-term debt	(24,889)	(14,481)
Proceeds from short-term loan	-	500,000
Repayment of short-term debt	-	(540,000)
Proceeds from related party loan	2,710	1,244,078
Repayment of related party loan	-	(351,051)
Shareholder advances	(800,094)	105,000
Shareholder repayments	-	(248,479)

Net cash provided by financing activities	(822,273)	3,645,067

Net increase in cash	(277,085)	943,996

Cash and cash equivalents at beginning of year	277,085	16,442

Cash and cash equivalents at end of year	$0	$960,438

Supplemental disclosure of cash flow information:
Cash paid for interest	6,093	133,826
Supplemental schedule of non-cash financing activities:
Conversion of debt into common stock	168,509	1,131,200
Debt discount in connection with recording value of embedded derivative liability		3,300,000
Allocation of convertible note proceeds to warrants		2,944,590

The accompanying notes are an integral part of these consolidated financial statements.

SATELLITE SECURITY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 –Basis of Presentation

The accompanying consolidated financial statements as of September 30, 2007 and for the nine months ended September 30, 2007 and 2006, respectively, are unaudited.  The consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles applicable to interim periods.  In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented.  Certain prior year amounts may have been reclassified to conform to current period presentation. All Common Stock shares are presented to reflect a 500 for 1 stock split approved by the shareholders on August 6, 2007.

The information contained in the following condensed notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2006 of Satellite Security Corporation (the "Company"). It should be understood that the accounting measurements at an interim date inherently involve greater reliance on estimates than at year-end.  The results of operations for interim periods presented are not necessarily indicative of operating results for the entire year.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses to date from operations, effectively ceased operations as of March 7, 2007 and the Company has transferred the majority of its assets including its interest in its subsidiaries to the holders of secured convertible notes (see Note 2) . These factors, among others, including continuing negative cash flows from operations, negative working capital and shareholder deficiencies indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability.

Note 2 –Discontinued Operations

Since 2005, the Company has continued to incur significant losses from operations, continued to generate negative cash flows from operations, and continued to maintain an excess of current liabilities over current assets and a shareholders' deficit.  On March 7, 2007, the Company's operating subsidiary, and sole source of revenue, Satellite Security Systems, Inc. ("Satellite"), lacked sufficient working capital to continue to fund its operations in the ordinary course of business, and all Satellite employees were released.  Satellite effectively ceased operations.  The Company currently does not have, and since March 7, 2007, has not had, any ongoing business operations or any revenue sources.

As discussed in more detail in Note 5 - Secured Convertible Notes, Embedded Derivative and Common Stock Warrants, below, on June 29, 2007, the Company and its subsidiary, Satellite, entered into an agreement (the "Noteholders Agreement") with the holders (the "Noteholders") of the Company's secured convertible promissory notes issued in July 2006 (the "Notes").  Under the terms of the Noteholders Agreement, in accordance with the Noteholders remedies under the California Uniform Commercial Code, the Company agreed to consent to the Noteholders' foreclosure on substantially all of the Company's assets, including its shares of stock in Satellite, in exchange for the Noteholders agreement to waive all defaults under the Notes and to convert the Notes into the Company's common stock.  The Company completed the transactions contemplated under the Noteholders Agreement on September 14, 2007.

The Company's operations for the nine months ended September 30, 2007 have been funded through borrowings under unsecured notes from the Company's chief executive officer, Zirk Engelbrecht, totaling $125,440.  The notes are convertible at the holder's option into the Company's stock at market price on the date of conversion.  Mr. Engelbrecht also agreed to assume the remaining outstanding accounts payable of the Company at June 30, 2007 totaling $43,369 under the same convertible note.  Finally, Mr. Engelbrecht agreed to purchase the remaining property and equipment of the Company at their net book value of $3,606 and to purchase up to an additional $50,000 in stock at market value through a subscription agreement with the Company.

Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Live Assets, sets forth the financial accounting and reporting requirements for discontinued operations.   SFAS No. 144 uses a single accounting model, based on the framework established in SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed Of, to account for all long-lived assets to be disposed of by sale, abandonment, or distribution to owners.  This includes asset disposal groups meeting the criteria for presentation as a discontinued operations.   A long-lived asset held for sale shall be measured at the lower of its carrying amount or fair value less its cost to sell.  Additionally, in accordance with SFAS No. 144, a loss shall be recognized for any write-down to fair value less cost to sell.  A gain shall be recognized for any subsequent recovery of cost.  Lastly, a gain or loss not previously recognized that results from the sale of the asset should be recognized at the date of sale.  Therefore, the Company's discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur.

Note 3 –Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements are prepared using accounting principles generally accepted in the United States of America and include the accounts of the Company and historically its former wholly owned subsidiary, Satellite.  All significant intercompany balances and transactions have been eliminated.   As discussed in Note 5 - Secured Convertible Notes, Embedded Derivative and Common Stock Warrants, below, given the Company's unsuccessful attempts to obtain additional financing or to find a strategic transaction that would permit it to begin operations, the Company and its former subsidiary, Satellite, agreed to consent to the Noteholders exercise of their remedies and the foreclosure upon substantially all of the Company's assets.  Therefore, as of September 30, 2007, the fair value of all assets and liabilities belonging to our subsidiaries had been written off to other income.

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

Fair Value of Financial Instruments

The Company may estimate the fair value of certain of its assets in accordance with SFAS No. 107, Disclosures About Fair Value of Financial Instruments.

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

Revenues and Costs of Revenue

Until Satellite ceased operations, the Company's revenues were derived from two sources, the sale of hardware that uses Global Positioning System ("GPS"), cellular and ReFLEX paging technology, and the provisioning of asset tracking and related monitoring services.  Revenue related to the sale of hardware products was recognized upon delivery if no significant vendor obligations remain, the price is fixed or determinable and collection is reasonably assured.  Costs of revenues included all direct material and labor costs and those indirect costs related to contract performance.  In accordance with the Noteholders Agreement, all assets and liabilities of Satellite were assumed by the Noteholders with the transfer of 100% of Satellite's shares to the Noteholders.  Accordingly, no revenues or costs of revenue attributable to Satellite were recognized after June 30, 2007.

Share-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("Statement 123(R)") which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123").  Statement 123(R) supersedes APB Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." The approach to accounting for share-based payments in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and no longer allows pro forma disclosure as an alternative to financial statement recognition.

Under Statement 123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the employee's requisite service period.  The Company adopted the provisions of Statement 123(R) effective January 1, 2006, using a modified prospective application, which provides for certain changes to the method for valuing share-based compensation.  Under the modified prospective application, prior periods are not revised for comparative purposes.  The valuation provisions of Statement 123(R) apply to new awards and to awards that are outstanding at the effective date and subsequently modified, repurchased or cancelled.  Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro-forma disclosure purposes under Statement 123.

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
•
Expected Volatility in Stock Price—due to the relatively short period of time since the Merger, the expected volatility in stock price reflects the historical change in a competitor of the Company's stock price over the expected term of the stock option.

•	Risk-free Interest Rate—reflects the average rate on a United States Treasury bond with maturity equal to the expected term of the option.
•	Expected Life of Stock Awards—reflects the simplified method to calculate an expected life based on the midpoint between the vesting date and the end of the contractual term of the stock award.

On March 7, 2007 Satellite released all of its employees.  The Company recorded share based compensation expense through each employee's final date of service.  The share-based compensation expense calculated using the Black-Scholes model for grants at September 30, 2007 is as follows:

For the nine months ended September 30, 2007
Research and development	$350
Marketing and sales	8,520
General and administrative	8,105

Share-based compensation	$16,975

There were no vested options available for purchase at the time Satellite ceased operations.  Therefore, all outstanding options were forfeited.  A summary of option activity as of September 30, 2007 is as follows:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)
Outstanding Options at December 31, 2006	9,123,077	$0.127	9.40
Granted	-	-	-
Exercised	-	-	-
Forfeited, cancelled or expired	(9,123,077)	$0.127	-
Outstanding at September 30, 2007	-	-	-
Exercisable at September 30, 2007	-	-	-

There were no new grants for the nine months ended September 30, 2007.  There were no options exercised for the nine months ended September 30, 2007.

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

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share.  SFAS No. 128 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all instruments which could result in the issuance of potentially dilutive common shares outstanding during the period, if any, including stock options, using the treasury stock method, and convertible notes, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. The potential issuance of additional common stock has not been included in the computation of diluted loss per share, as the effect would be anti-dilutive.

Note 4 - Property and Equipment

The Company reduced the carrying amount of its property and equipment with an impairment charge which is included in the accompanying consolidated statements of operations.  As a result, the carrying amount of property and equipment and approximate market value totaled $3,606 at June 30, 2007.   Mr. Engelbrecht agreed to purchase the remaining property and equipment of the Company at their June 30, 2007 carrying value of $3,606.  Therefore, at September 30, 2007, the carrying amount of property and equipment was reduced to $0.

Note 5 - Secured Convertible Notes and Common Stock Warrants

On July 13, 2006 the Company entered into a secured convertible note and warrant financing transaction (the "Secured Note Financing") with a group of unrelated accredited investors in which the Company issued an aggregate of: (i) $3.3 million of Secured Convertible Promissory Notes (the "Notes"); (ii) 18,006,221 Series A Warrants exercisable at $0.13 per share and; (iii) 18,006,221 Series B Warrants exercisable at $0.143 per share.  The Series A and Series B warrants expire on July 13, 2011.

The Secured Note Financing resulted in net proceeds to the Company of $2,947,550 after deducting finder's fees of $330,000, note issue costs of $20,000 and other expenses of $2,450.  In connection with the Secured Note Financing, the Company also granted 3,601,244 Series A warrants at an exercise price of $0.13 per share to an investment banker as a finder's fee.  In addition, the Company agreed to pay finder's fees totaling 10% of the cash proceeds received by the Company upon exercise of any of the Series A or Series B Warrants.  The Company used the proceeds from the Secured Note Financing for general working capital purposes.

$350,000 of the transaction costs incurred in connection with the Secured Note Financing were deferred and were scheduled to be amortized using the interest method over the three-year life of the Notes.

The amounts outstanding under the Notes bore interest at the rate of 10% per annum, payable on a quarterly basis.  The Notes were set to mature on July 13, 2009 and were secured by a lien on substantially all of the Company's assets, including a pledge of its shares in Satellite.  The Company was unable to make the required interest payment for the quarters ended December 31, 2006, March 31, 2007 and June 30, 2007.

As of June 1, 2007, there was at least $3.5 million due and owing under the Notes.  The Noteholders informed the Company that they intended to exercise their remedies under, among other sources of authority, the California Uniform Commercial Code (the "UCC") and Section 9620 thereof, pursuant to which they may accept collateral in satisfaction of the obligations secured by such collateral.  More particularly, the Noteholders informed the Company of their desire to accept some of the collateral securing the Company's obligations to them in satisfaction of the obligations under the Notes pursuant to UCC § 9620(a), subject to obtaining the consent of the Company and of Satellite as required by UCC § 9620(c)(i).  Given the Company's unsuccessful attempts to obtain additional financing or to find a strategic transaction that would permit the Company to begin operations, the Company, Satellite and the Noteholders entered into agreement on June 29, 2007 (the "Noteholders Agreement") pursuant to which the Company and Satellite agreed to consent to the Noteholders exercise of their remedies under UCC § 9620 and the foreclosure upon substantially all of the Company's assets, including the shares of stock the Company holds in its subsidiaries.  In exchange for the Company's consent, the Noteholders agreed to waive all defaults under the Notes and related loan documents, convert the Notes into approximately 90% of the Company's outstanding common stock and cancel their Class A and Class B common stock purchase warrants.

To effect the conversion of the Notes into common stock, the Noteholders Agreement was conditioned upon the approval of the Company's stockholders of a 500 for 1 reverse split of the Company's common stock.  Such approval was obtained as of August 6, 2007. The Company filed a certificate amendment to its articles of incorporation to effect the reverse split, which became effective as of August 18, 2007.  After giving effect to the reverse split and the transactions contemplated under the Noteholders Agreement, the Noteholders now hold 2,000,000 shares of the Company's common stock, 1,000,000 of which was transferred to Mr. Engelbrecht in exchange for certain commitments from Mr. Engelbrecht, and the Company's other existing stockholders hold approximately 220,000 shares of the outstanding common stock.  The reverse split was not intended to be a going private transaction.

The Noteholders Agreement calls for the conversion of all amounts due under the Notes into the Company's common stock as well as the cancellation of all outstanding Class A common stock purchase warrants and Class B common stock purchase warrants issued to the Noteholders in connection with the Notes.  Therefore, the embedded derivative liability and warrant liability related to this transaction were reclassified to other income/expense at June 30, 2007.

Under the Noteholders Agreement, the Noteholders agreed to waive all breaches, defaults and/or events of default under the Notes and the documents related thereto, and all penalties, accrued and unpaid interest, charges, fees and costs.  Therefore the accrued interest and liquidation damages were reclassified to other income/expense at June 30, 2007.

Note 6 - Debt

In accordance with the Noteholders Agreement, all assets and liabilities of Satellite were assumed by the Noteholders with the transfer of 100% of Satellite's shares to the Noteholders.  Accordingly, at June 30, 2007 Satellite's debt was  reclassified to other income and the balance at September 30, 2007 was $0.

Note 7 - Related Party Transactions

 Notes and Loans

At June 30, 2007 related party notes and loans consisted of unsecured advances in the form of a convertible note to the Company  from its sole director and chief executive officer, Zirk Engelbrecht, unsecured advances to Satellite from a shareholder and former director of Satellite and an unsecured note payable from Satellite to the same shareholder and former director.  In accordance with the Noteholders Agreement, all assets and liabilities of Satellite were assumed by the Noteholders with the transfer of 100% of Satellite's shares to the Noteholders.  Accordingly, at September 30, 2007 the balance of unsecured advances and unsecured note payable from the shareholder and former director had been reclassified to other income.

After giving effect to this reclassification, related party notes and loans consisted solely of the unsecured convertible notes from Zirk Engelbrecht, the Company's chief executive officer.  Mr. Engelbrecht also agreed to assume the remaining outstanding accounts payable of the Company at June 30, 2007 totaling $43,369 under the same convertible note.  Given the fact that the Company has no funds with which to repay the notes, Mr. Engelbrecht has elected to convert his note into shares of common stock of the Company.

Advances – shareholders – unsecured convertible note payable	$125,440
Assumption of 6/30/07 accounts payable by shareholder under unsecured convertible note payable	43,369
Conversion of debt to equity at the 9/30/07 market price of $10.01 per share	(168,809)
Total non-current portion of related party debt	$0

Finally, Mr. Engelbrecht agreed to purchase the remaining property and equipment of the Company at their net book value of $3,606 and to purchase up to an additional $50,000 in stock at market value through a subscription agreement with the Company.

Interest of Certain Persons in the Noteholder Agreement and Reverse Split

Under the terms of the Noteholder Agreement, the Noteholders agreed, among other things, to convert all outstanding amounts due under the Notes into a pro rata portion of 2,000,000 shares of the Company's common stock calculated on a post-reverse split basis.  Further, in exchange for certain covenants of Mr. Engelbrecht with respect to the assumption of certain of the Company's liabilities, the performance of services for the Company and indemnification of the Company from certain liabilities, the Noteholders each agreed under the terms of the Noteholders Agreement to reimburse Mr. Engelbrecht for certain expenses incurred in an amount up to $150,000 and to transfer to Mr. Engelbrecht or his designee 50% or 1,000,000 shares of the 2,000,000 shares of the Company's common stock issuable to the Noteholders upon conversion of the Notes.

As of the effective date of the reverse split and after giving effect to conversion of the Notes and the partial transfer of the shares issuable upon such conversion to Mr. Engelbrecht as discussed in the paragraph above, Mr. Engelbrecht beneficially owned 1,036,999 shares of the Company's common stock and the Noteholders as a group beneficially owned 1,000,000 shares of the Company's common stock, though none of the Noteholders are affiliates of each other or have agreed to act in concert with respect to their stock holdings.

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

Note 9- Recent Accounting Pronouncements

Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The Company is required to adopt FIN 48 effective January 1, 2007. The cumulative effect of initially adopting FIN 48 will be recorded as an adjustment to opening retained earnings in the year of adoption and will be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. The Company is currently evaluating the impact this new standard; however, the standard is not expected to have a significant impact on the financial position, results of operation or cash flows.

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 does not require new fair value measurements but rather defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of SFAS 157 on the consolidated financial position and results of operations.

Quantifying and Evaluating the Materiality of Unrecorded Misstatements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"). SAB 108 provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006, filed after the publication of SAB 108 (September 13, 2006). The adoption of SAB 108 did not have a material impact on the consolidated financial position and results of operations.

Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature

In September 2005, the EITF reached a consensus on Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature" ("EITF No. 05-8"). Under EITF No. 05-8, issuance of convertible debt with a beneficial conversion feature recorded pursuant to EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments" results in a temporary difference for purposes of applying SFAS 109. The deferred taxes recognized for the temporary difference should be recorded as an adjustment to additional paid-in capital. The EITF No. 05-8 Consensus should be applied retrospectively to all instruments with a beneficial conversion feature accounted for under EITF 98-5 and EITF 00-27 for periods beginning after December 15, 2005. The adoption of EITF 05-8 did not have a material impact on the financial statements.

Modification of Convertible Debt Instruments

 In November 2006, the EITF reached a final consensus in EITF Issue 06-6 "Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments" ("EITF No. 06-6").  EITF No. 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments." The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006. The Company is currently evaluating the impact of this guidance on the consolidated financial position, results of operations or cash flows.

 Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument

 In November 2006, the FASB ratified EITF Issue No. 06-7, "Issuer's Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities" ("EITF No. 06-7"). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under SFAS No. 133, based on the application of EITF No. 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders' equity. Under EITF No. 06-7, when an embedded conversion option previously accounted for as a derivative under SFAS No. 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under SFAS No. 133 and the amount of the liability for the conversion option reclassified to stockholders' equity. EITF No. 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in SFAS No. 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF No. 06-7. Earlier application of EITF No. 06-7 is permitted in periods for which financial statements have not yet been issued. The Company is currently evaluating the impact of this guidance on the consolidated financial position, results of operations or cash flows.

Registration Payment Arrangements

In December 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2 "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2") which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies."  Adoption of FSP EITF 00-19-2 is required for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the expected effect of FSP EITF 00-19-2 on its consolidated financial statements and is currently not yet in a position to determine such effects.

 The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115." This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. This statement applies to all entities, including not for profit. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact adoption of SFAS No. 159 will have on the consolidated financial statements.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION—Risk Factors," below, and elsewhere in this report.  In some cases, you can identify forward looking statements by terms such as "may," "intend," "might," "should," "could," "would," "expect," "believe," "anticipate," "estimate," "predict," "potential," or the negative of these terms, and similar expressions are intended to identify forward-looking statements.  Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  The forward-looking statements in this report are based upon management's current expectations and beliefs, which management believes are reasonable.

In this report, unless the context indicates otherwise, the terms "Company," "we," "us," and "our" refer to Satellite Security Corporation, a Nevada corporation, and its subsidiaries.

OVERVIEW

The Company currently does not have, and since March 7, 2007, has not had, any ongoing business operations or any revenue sources.  Until operations ceased in March of 2007, we had been engaged in the business of providing satellite-based asset tracking solutions and services, through the operations of our formerly wholly owned subsidiary Satellite. On March 7, 2007, Satellite lacked sufficient working capital to continue to fund its operations in the ordinary course of business, and all Satellite employees were released.  Satellite effectively ceased operations.  We do not have, and since March 7, 2007, have not had, any ongoing business operations or any revenue sources.  On April 2, 2007, we were forced to vacate our office premises due to non-payment of rent, a default under the terms of Satellite's lease.

In a current report on form 8-K filed with the Commission on July 2, 2007, we reported that in June 2007 the holders of our  Secured Convertible Promissory Notes (the "Noteholders") informed the Company that they intended to exercise their remedies under, among other sources of authority, the California Uniform Commercial Code (the "UCC") and Section 9620 thereof, pursuant to which they may accept collateral in satisfaction of the obligations secured by such collateral.  On June 29, 2007 we entered into an agreement with the Noteholders (the "Noteholders Agreement") pursuant to which we agreed to consent to the Noteholders foreclosure on, and to transfer to the Noteholders, substantially all of our assets including the stock of our subsidiary entities.  In exchange, the Noteholders agreed to (i) convert all outstanding amounts due and all obligations under the Notes into an aggregate of 2,000,000 shares of our common stock (calculated on a post split basis after taking into account the reverse split discussed below); (ii) waive all breaches, defaults and/or events of default under the loan documents related to the Notes, and all penalties, accrued and unpaid interest, charges, fees and costs; and (iii) cancel all outstanding Class A common stock purchase warrants and Class B common stock purchase warrants issued to the Noteholders in connection with the Notes.

The obligations under the Noteholders Agreement were subject to certain conditions, including principally a 1 for 500 reverse split of our outstanding common stock.    On July 30, 2007 we mailed to our stockholders and filed with the Commission a Consent Solicitation Statement seeking approval of the 1 for 500 reverse stock split and describing the transactions contemplated by the Noteholders Agreement.  Effective as of August 6, 2007, we obtained stockholder approval of a 1 to 500 reverse stock split of our outstanding shares of common stock.  We have filed a certificate of amendment to our articles of incorporation with the Nevada Secretary of State which became effective on August 18, 2007.  As of the effective date, every 500 shares of our common stock that were issued and outstanding immediately prior to the effective date were combined into one issued and outstanding share of common stock. Neither the par value per share of our common stock ($0.001) nor the total number of authorized shares of our common stock (250,000,000) were changed.  No fractional shares of common stock were issued in connection with the effectiveness of the reverse split.  Instead, we rounded up and issued a whole share to each affected stockholder.

Following the effectiveness of the reverse stock split, we consummated the transactions contemplated by the Noteholders Agreement on September 14, 2007.  We were in default under the Notes, which were secured by all of our assets, and we owed more than $3.5 million thereunder.  Upon consummation of the transactions contemplated by the Noteholders Agreement, in accordance with the Noteholders' exercise of their remedy under California Uniform Commercial Code § 9620, we and Satellite consented to the acceptance by the Noteholders of our right, title and interest in substantially all of our assets and in exchange for our consent, the Noteholders, among other things: (i) converted all outstanding amounts due and all obligations under the Notes into an aggregate of 2,000,000 shares of our common stock (calculated on a post split basis after taking into account the reverse split discussed above); (ii) waived all breaches, defaults and/or events of default under the loan documents related to the Notes, and all penalties, accrued and unpaid interest, charges, fees and costs; and (iii) cancelled all outstanding Class A common stock purchase warrants and Class B common stock purchase warrants issued to the Noteholders in connection with the Notes.  Accordingly, our obligations under the Notes, including our obligation to pay the principal, plus all accrued interest, were terminated.

After giving effect to the reverse split and the transactions contemplated under the Noteholders Agreement, the Noteholders held 2,000,000 shares of our common stock, 1,000,000 of which were transferred to our chief executive office, Zirk Engelbrecht, in exchange for certain commitments from Mr. Engelbrecht, and our other existing stockholders held approximately 220,000 shares of our outstanding common stock.  The reverse split was not intended to be a going private transaction.

RESULTS OF DISCONTINUED OPERATIONS

Revenues

We had no revenues for the three months ended September 30, 2007, compared to $419,632 for the same period in 2006.  Revenues were $96,875 for the nine months ended September 30, 2007, compared to $1,074,929 for the same period in 2006, a decrease of $978,054 or 91%.  The decreases were primarily due to the cessation of operations of Satellite.

Cost of Revenues

Cost of revenues includes hardware, wireless airtime expense and personnel-related costs for Satellite's Monitoring and Support Center.  We had no costs of revenues for the three months ended September 30, 2007, compared to $355,764 or 85% of revenues for the same period in 2006.  Costs of revenues were $94,823 or 98% of revenues for the nine months ended September 30, 2007, compared to $917,356 or 85% of revenues for the same period in 2006, a decrease of $822,533, or 90%.  The decrease in cost of revenues is related primarily to the cessation of operations of Satellite.

Research and Development

Research and development expenses include payroll, and costs associated with software development, product design and outsourcing for Satellite.  We had no research and development expenses for the three months ended September 30, 2007, compared to $67,863 for the same period in 2006.  Research and development expenses were $69,986 for the nine months ended September 30, 2007, compared to $205,030 for the same period in 2006, a decrease of $135,044, or 66%.  The decreases were primarily due to the cessation of operations of Satellite.

Marketing and Sales Expenses

Marketing and sales expenses include payroll, and costs associated with advertising, promotions, trade shows, seminars, and similar programs, as well and travel expenses for Satellite.  We had no marketing and sales expenses the three months ended September 30, 2007, compared with $196,375 for the same period in 2006.  Marketing and sales expenses were $42,010 for the nine months ended September 30, 2007, compared with $485,320 for the same period in 2006, a decrease of $443,310, or 91%.  The decreases were primarily due to the cessation of operations of Satellite.

General and Administrative

General and administrative expenses include payroll and costs associated with the finance, facilities, and legal and other administrative functions of Satellite and the Company.  General and administrative costs were $39,347 for the three months ended September 30, 2007 compared with $830,799 for the same period in 2006, a decrease of $791,452 or 95%.  General and administrative costs were $785,944 for the nine months ended September 30, 2007 compared with $2,299,787 for the same period in 2006, a decrease of $1,513,843 or 66%.  The decreases were primarily due to the cessation of operations of Satellite.

Interest Expense

There was no nterest expense for the three months ended September 30, 2007 compared to $3,127,590 for the same period in 2006.  Interest expense was $2,723,316 for the nine months ended September 30, 2007 compared to $3,993,958 for the same period in 2006.

The interest expense for the nine months ended September 30, 2007 was primarily due to the following:  (i)forgiveness of interest on the $3,300,000 of Notes as a result of entering into the Noteholders Agreement on June 29, 2007, and (ii)non-cash debt discount amortization associated with a secured note agreement as of June 30, 2007.  Interest expense on the amortization of the balance of debt discount on the $3,3000,000 of the Notes for the nine months ended September 30, 2007 was $2,784,658.

 Net Change in Fair Value of Common Stock Warrants and Embedded Derivative Liability

Net change in fair value of common stock warrants and embedded derivative liability of $3,063,108 for the nine months ended September 30, 2007 consists of the net change in the carrying values of the liabilities for the common stock warrants and the embedded derivative liabilities related to the Notes on September 30, 2007.

Net Profit/Loss

Net profit/loss includes profit/loss from operations and interest expense.  We recorded a net profit of $1,627,232 for the nine months ended September 30, 2007 compared to a net loss of $6,104,425 for the same period in 2006.  The increase in net profit for the nine months ended September 30, 2007 as compared to the same period of 2006 was due to a decrease in operating costs of $2,092,198; and charges incurred in connection with the Noteholders Agreement including increased interest expense of $1,270,642; the net change in fair value of $3,063,108 on common stock warrants and embedded derivative related to the Notesand other income which consists mainly of a gain on the transfer of assets and liabilities of Satellite to the Noteholders of $2,144,385.

Liquidity and Capital Resources

On September 30, 2007, we had no cash  and our only current assets was the subscription receivable from our chief executive officer.  Our working capital as of September 30, 2007 was $53,606.

Net cash provided by operating activities during the nine months ended September 30, 2007 was $545,188.  The primary use of cash from operating activities was the operating loss of $895,887. This was offset by  non-cash adjustments required by the Noteholders Agreement including income of $3,063,108 from the change in value of warrants and embedded derivative liability, non-cash interest expense of $2,784,658, and the transfer of all Satellite assets and liabilities to the Noteholders in accordance with the Noteholders Agreement.

There was no cash used by investing activities during the three month period ended September 30, 2007.  We have no significant capital expenditures planned within the foreseeable future.

Since our inception, we have financed our cash needs primarily through financing activities. Net cash provided by financing activities for the nine months ended September 30, 2007 was $822,273 primarily from loans under a convertible note from our chief executive officer and the transfer of Satellite's debt to the Noteholders in accordance with the Noteholders Agreement.

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

RISK FACTORS

This report includes forward-looking statements about our business and results of operations that are subject to risks and uncertainties.  See "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS," above.  Factors that could cause or contribute to such differences include those discussed below.  In addition to the risk factors discussed below, we are also subject to additional risks and uncertainties not presently known to us or that we currently deem immaterial.  If any of these known or unknown risks or uncertainties actually occur, our business could be harmed substantially.

We have ceased operations.

We have ceased the operations of Satellite, our sole operating subsidiary.  We currently have no cash on hand and our remaining operations are supported through loans from our sole director and chief executive officer, Mr. Zirk Engelbrecht.  We are also looking to enter into a business combination with another operating company.  However, no definitive agreements currently exist with any prospective candidates with respect to a business combination.  See "- Overview," above.  We will not generate any revenues until, at the earliest, we successfully negotiate and structure transactions to finance future operations or after the consummation of a business combination.  We cannot assure you as to when, or if, we will successfully negotiate and structure transactions to finance future operations or a business combination will occur. If we are unable to negotiate and structure transactions to finance future operations or enter into a business combination, we will not be able to continue as a going concern.

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

We do not anticipate restarting our satellite based asset tracking business.  Consequently, if we are to continue as a going concern, we will have to identify a target operating company and successfully enter into a business combination.  While we have had discussions with prospective operating companies, no contracts or arrangements with any target operating company exist at this time.  See"- Overview," above.  We do not know what business any target operating company will be engaged in, or what risks we may face in connection with such a combination.  Any combination will likely result in a substantial recapitalization of our equity.  We cannot provide any guidance or assurance as to the possible terms of any recapitalization or financing, or the impact on the existing holders of our equity.  If we fail to continue as a going concern, you may lose all of the value of your investment.  Even if we are successful in obtaining additional funds, the terms of the financing may have the effect of substantially diluting your interest.

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

Our continued operations are substantially dependent on Zirk Engelbrecht.  Mr. Engelbrecht currently serves as our sole director and chief executive officer. In addition, Mr. Engelbrecht has provided the financial support necessary to maintain our status as a reporting company under the Securities Exchange Act of 1934, or the Exchange Act, including payment of the fees of our independent auditors and legal counsel.  We currently have no unrestricted cash on hand and no other arrangements for payment of these services.  Mr. Engelbrecht is engaged in other significant business endeavors and is not obligated to contribute any specific number of hours per week to our affairs.  If Mr. Engelbrecht's other business affairs require him to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit his ability to devote time to our affairs and could have a negative impact on our ability to consummate any financing transaction or business combination.  If Mr. Engelbrecht were to resign from his position of director or chief executive officer, or to withdraw his financial support, we may be forced to discontinue operations altogether.

The sale of the shares of our common stock acquired in private placements could cause the price of our common stock to decline.

Under the terms of the Noteholders Agreement, the Notes converted into 2,000,000 shares of our common stock and as of July 2007 the Noteholders may rely on the provisions of Rule 144 to effect sales and may resell the shares of our common stock acquired upon the conversion of the Notes.  We have no way of knowing whether or when such shares may be sold.  Depending upon market liquidity at the time, a sale of shares by the Noteholders at any given time could cause the trading price of our common stock to decline.  The sale of a substantial number of shares of our common stock, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

Because we may be deemed to have no "independent" directors, actions taken and expenses incurred by our officer and director on our behalf will generally not be subject to "independent" review.

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

A limited number of stockholders own approximately 60.31% of our stock and may act, or prevent certain types of corporate actions, to the detriment of other stockholders.

Following the effectiveness of the reverse split (August 18, 2007), our directors, officers and greater than 5% stockholders own approximately 60.31% of our issued and outstanding common stock.  Accordingly, these stockholders may, if they act together, exercise significant influence over all matters requiring stockholder approval, including the election of a majority of the directors and the determination of significant corporate actions.  This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders.

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

Our common stock is subject to Rule 15g-1 through 15g-9 under the Exchange Act, which imposes certain sales practice requirements on broker-dealers which sell our common stock to persons other than established customers and "accredited investors" (generally, individuals with net worths in excess of $1,000,000 or annual incomes exceeding $200,000 (or $300,000 together with their spouses)).  For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale.  This rule adversely affects the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their shares of such common stock.  Additionally, our common stock is subject to the SEC regulations for "penny stock."  Penny stock includes any equity security that is not listed on a national exchange and has a market price of less than $5.00 per share, subject to certain exceptions.  The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule set forth by the SEC relating to the penny stock market must be delivered to the purchaser of such penny stock.  This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock.  The regulations also require that monthly statements be sent to holders of penny stock which disclose recent price information for the penny stock and information of the limited market for penny stocks.  These requirements adversely affect the market liquidity of our common stock.

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

ITEM 3.          CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to ensure (i) that information we are required to disclose in the reports we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms; and (ii) that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We maintain disclosure controls and procedures designed to ensure that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Under the supervision of our chief executive officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer concluded that as of September 30, 2007, the design and operation of such disclosure controls and procedures were not effective at the reasonable assurance level because of a material weakness.

Material Weakness.

The Public Company Accounting Oversight Board has defined a material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected."  In relation to the audit for the year ended December 31, 2006, management and our independent auditor, Tauber & Balser, P.C., identified the following material weakness in our internal controls:  During the audit for the year ended December 31, 2006, our auditors proposed many audit adjustments that were discussed with management, with final concurrence that such adjustments should be recorded by management.  We did not have in place adequate controls to ensure that the general ledger balances were accurate and reported in accordance with generally accepted accounting principals applied in the United States.

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

Changes In Internal Controls Over Financial Reporting.

No changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2007 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

Our company (as a "non-accelerated filer") is not now subject to the requirements of Section 404(b) of SOX, which requirements, subject to change, are now scheduled to be effective for fiscal years ending on or after December 15, 2008.  Under Section 404(b), our auditors will be required to perform an audit of management's assessment of the effectiveness of our internal control over financial reporting intended to enable us to issue a report, based on our audit, containing their opinions on both management's assessment and on the effectiveness of our internal control over financial reporting. Section 404(a) of the SOX, however, requires management to conduct and report upon its own assessment of a company's internal control over financial reporting for fiscal years ending on or after December 15, 2007, and, accordingly, places substantial responsibility on management to perform considerable work in preparing for this activity, not only in the design and conduct of its testing and other assessment procedures in developing adequate, detailed documentation of the company's internal control policies and procedures, but also the procedures applied by management in conducting its assessment and the results thereof. With respect to such preparation only, but not with respect to performing management's assessment procedures, our auditors are available to provide only limited assistance in documenting and making recommendations to management regarding internal controls, subject to advance approval of the audit committee or equivalent financial oversight or governance body, but only to the extent that, in their sole judgment, our auditors believe their independence will not be impaired.

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

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On or about July 31, 2007, the Company mailed to its stockholders a consent solicitation statement soliciting the consent of its stockholders to a 500 for 1 reverse split of the Company's common stock.  The Company received the requisite approval from its stockholders effective as of August 6, 2007, and the Company filed a certificate of amendment to its articles of incorporation with the Nevada Secretary of State to effect the reverse split, which was effective August 18, 2007.  As such, every 500 shares of the Company’s common stock that were issued and outstanding immediately prior to the filing of the certificate of amendment effecting the reverse stock split were combined into one issued and outstanding share of common stock.  Neither the par value per share of the Company’s common stock ($0.001) nor the total number of authorized shares of the Company’s common stock (250,000,000) changed.  No fractional shares of common stock were issued in connection with the reverse split.  Instead, the Company rounded up and issued a whole share to each affected stockholder.

ITEM 5.           OTHER INFORMATION

On September 30, 2007, our chief executive officer and sole director, Mr. Engelbrecht, entered into a subscription agreement with us pursuant to which he will be issued, from time to time, up to $50,000 worth of our common stock.  The value of the shares we will issue will be based on the market price at the time we issue such shares.

ITEM 6.           EXHIBITS

Exhibit No.	Description
10.1*	Subscription agreement dated September 30, 2007 between the registrant and Zirk Engelbrecht.
31.1*	Certification of Periodic Report by the Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Periodic Report by the Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C, Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C, Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed as an exhibit to this report