Form 10KSB
period 2007-12-31
SATELLITE SECURITY CORP
filed 2008-04-15
CIK 1084088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-KSB
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to     .

Commission File No. 000-28739

Satellite Security Corporation (Name of small business issuer in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	91-1903590 (I.R.S. Employer Identification No.)
3328 Granada Ave San Diego, CA (Address of principal executive offices)	92104 (Zip Code)
Issuer's telephone number (619) 977-1515

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

Issuer's revenues for the fiscal year ending December 31, 2007 were $185,607.

The aggregate market value of the voting and non-voting common equity on March 31, 2008 held by non-affiliates of the registrant (based on the closing price of $6.25 per share for such stock on such date) was approximately $263,075,213.  For purposes of this calculation, we have included 42,092,034 shares of voting stock held by all shareholders other than current officers, directors and beneficial owners of 10% or more of voting stock.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

At March 31, 2008, there were 52,222,034 shares outstanding of the issuer's common stock, the only class of common equity currently outstanding.

Transitional Small Business Disclosure Format (Check one)  Yes ☐ No ☒

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this report contains some forward-looking statements. Certain of the matters discussed concerning our operations, cash flows, financial position, economic performance and financial condition, including, in particular, future sales, product demand, the market for our products, competition, anticipated exchange rate fluctuations and the effect of economic conditions include forward-looking statements.

Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and similar expressions are forward-looking statements. Although we believe that these statements are based upon reasonable assumptions, including projections of orders, sales, operating margins, earnings, cash flow, research and development costs, working capital, capital expenditures and other projections, they are subject to several risks and uncertainties, and therefore, we can give no assurance that these statements will be achieved.

Investors are cautioned that our forward-looking statements are not guarantees of future performance and the actual results or developments may differ materially from the expectations expressed in the forward-looking statements.

As for the forward-looking statements that relate to future financial results and other projections, actual results will be different due to the inherent uncertainty of estimates, forecasts and projections may be better or worse than projected. While we believe that such statements are reasonable based on the information currently available to us, given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements also represent our estimates and assumptions only as of the date that they were made. We expressly disclaim a duty to provide updates to these forward-looking statements, and the estimates and assumptions associated with them, after the date of this filing to reflect events or changes in circumstances or changes in expectations or the occurrence of anticipated events.

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. You are advised, however, to consult any additional disclosures we make in our annual, quarterly and current reports. We also note that we have provided a cautionary discussion of risks and uncertainties under the caption "Risk Factors" in this report. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those discussed in the "Risk Factors" section of this report could also adversely affect us.

Information regarding market and industry statistics contained in this report is included based on information available to us which we believe is accurate. We have not reviewed or included data from all sources, and cannot assure stockholders of the accuracy or completeness of the data included in this report. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services.

ITEM 1.	DESCRIPTION OF BUSINESS.

History

On December 31, 2007, Satellite Security Corporation, ("we," "us," "our," or the "Company"),  completed a share exchange transaction (the "Share Exchange") in which we acquired all of the issued and outstanding capital stock (the "AIMMS Shares") of AIMMS Co., Ltd., a Korean corporation ("AIMMS"), from AIMMS' stockholders (collectively, the "Sellers") in exchange for our issuance of 50,000,000 shares of our common stock (the "SLTS Shares") to the Sellers pursuant to the terms of the Share Exchange Agreement dated November 27, 2007 (the "Exchange Agreement").  The SLTS Shares issued to the Sellers represented 96% of our shares of common stock immediately outstanding following the Share Exchange and the Sellers became our controlling stockholders.  As a result of the Share Exchange, AIMMS became our wholly owned subsidiary and we acquired all of its operations.

The acquisition was accounted for as a recapitalization effected by a share exchange, wherein AIMMS is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized.  As a result of the Share Exchange, we ceased being a shell company as such term is defined in Rule 12b-2 under the Exchange Act.

We were originally incorporated under the laws of the State of Nevada on April 8, 1998 under the name “Celtron International, Inc.”  In December 2005, we merged Satellite Security Systems, Inc. into our wholly owned subsidiary.  The merger was effective December 31, 2005.  In this merger, we issued one share of our common stock in exchange for each 3.12 shares of outstanding common stock of Satellite Security Systems, Inc., resulting in the issuance of 65,076,750 shares of common stock to the former stockholders of Satellite Security Systems, Inc.  Holders of 32,979,813 outstanding shares of our common stock continued to hold their stock following this merger.  On May 23, 2006, we changed our name from “Celtron International, Inc.” to “Satellite Security Corporation.”  We are authorized to issue a total of 250,000,000 shares of common stock with a par value of $0.001, and 10,000,000 shares of preferred stock with a par value of $0.001.

Through March 7, 2007, our primary business was the operations conducted by our subsidiary, Satellite Security Systems, Inc. ("S3"), in the development and sale of asset tracking and monitoring products and services.  On March 7, 2007, S3 lacked sufficient working capital to continue to fund its operations in the ordinary course of business, and all of its employees were released.  S3, which was our sole source of operations and revenue, effectively ceased operations at that time.

After S3 ceased operations, we evaluated options for the sale or other disposition of our assets, and also evaluated options for obtaining additional financing or acquiring or merging with another operating company.  The holders (the "Noteholders") of our secured convertible promissory notes in the amount of, in the aggregate, $3.3 million (the "Notes"), informed us that they intended to exercise their remedies under, among other sources of authority, the California Uniform Commercial Code, pursuant to which they may accept collateral in satisfaction of the obligations secured by such collateral.  Given our unsuccessful attempts to obtain additional financing or to find a strategic transaction that would permit us to begin operations, we and S3 agreed to consent to the Noteholders exercise of their remedies under the California Uniform Commercial Code and the foreclosure upon substantially all of our assets, including the shares of stock we hold in our subsidiaries.

Accordingly, on June 29, 2007, we entered into an agreement (the "Noteholders Agreement") with the Noteholders pursuant to which we agreed to consent to the Noteholders foreclosure on, and to transfer to the Noteholders, substantially all of our assets including the stock of our subsidiary entities, including the assets, liabilities and operations of S3.  In exchange, the Noteholders agreed to, among other things, convert all outstanding amounts due and all obligations under the Notes into an aggregate of 2,000,000 shares of our common stock, waive all breaches, defaults, penalties, accrued and unpaid interest, charges, fees and costs, and cancel all outstanding warrants issued to the Noteholders in connection with the Notes.  To effect the conversion of the Notes into common stock, the Noteholders Agreement was conditioned upon the approval of our stockholders of a 500 for 1 reverse split of our common stock.  Such approval was obtained as of August 6, 2007. We filed a certificate amendment to our articles of incorporation to effect the reverse split, which became effective as of August 18, 2007.  After the transactions contemplated under the Noteholders Agreement were consummated on September 14, 2007, we became a shell company as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") until we completed the Share Agreement with AIMMS.

AIMMS/Mobicom Korea

This section discusses the business of AIMMS which we have acquired, though the business will continue to be operated through AIMMS as our wholly-owned and only subsidiary.  In January 2008, AIMMS changed it’s name to Mobicom Korea.  In this report, we will refer to our subsidiary as Mobicom Korea.

History and Overview

Mobicom Korea was founded in 1998 as Korea Data Base & Consulting Co., Ltd. but conducted minimal operations until February 2007.  At that time, its articles of incorporation were amended and the name of the Company was changed to AIMMS Co., Ltd.  The company then began its current business of providing mobile marketing solutions in Korea.  Since the company has had minimal operations since its founding in 1998, the financial statements accompanying this report have been prepared with the company reporting as a development stage enterprise.

Mobicom Korea develops proprietary, interactive applications and services for the mobile telephone industry that generate transaction based revenue and aggregate end user data. Specifically, Mobicom Korea provides mobile membership marketing services, customized data base services, data indexed services and online marketing and promotional services to its customers.  Mobicom Korea's customers have included Asian and multinational brands such as LGT, Citibank, HSBC Banking Group, AMEX, Shinhan Life, Kukmin Card, LG Card, Pizza Hut, 2ASP, Life Cord, HanilWorld and Hyundai Qsis.  Typically our clients make use of our services and solutions to conceptualize and execute opt-in marketing campaigns and activities which in turn enhance customer loyalty and drive revenue.

Mobicom Korea currently operates in Korea.  Mobile marketing solutions have become effective, time-saving, and competitive methods for promoting specific services and products of companies operating in Korea.  Korea has one of the highest penetration rates of mobile phone and Internet usage in the world with approximately 85% of the population owning a mobile phone.  There are currently 43 million mobile phone subscribers in Korea and approximately 38 million Internet connections. Korea is considered one of the most technologically advanced countries in the world and a pioneer in new generation technologies.

We believe that the market for interactive mobile marketing solutions, like the ones Mobicom Korea offers, will undergo rapid growth in the foreseeable future. Market research firm, eMarketer, forecasts that mobile advertising will grow to become a $13.8 billion market by 2011, up from $1.5 billion in 2007.  Markets for user generated content are also expected to undergo significant growth because of the impact of opt-in social networking sites such as MySpace and Facebook. We believe that these social networking applications will, in time, migrate to mobile phones, which may lead to a significant increase in advertising opportunities.

Our business relies on two key customer relationships.  We contract with retailers that desire to promote their products and services to end users.  Part of the competitive landscape where Mobicom Korea has core competence is in the area of mobile phone based customer relationship management, or CRM, and loyalty programs. Brand owners worldwide are continually searching for innovative and cost effective ways to leverage their brand and to generate data about their customers. Traditionally, loyalty programs have been launched on the back of discount based value propositions, but this is generally not sustainable for a variety of reasons, primarily because discounting erodes brand equity. Mobile phones offer brand owners the means to build and maintain an interactive relationship with their customers in a measurable and effective manner. In this regard, Mobicom Korea has developed and owns the U-Membership Program which is designed to provide a platform for customers to interact with brands.  We anticipate that the U-Membership Program will in time be a significant interactive mobile database in Korea.

In addition, we contract with mobile telephone network operators who provide the infrastructure for our advertising campaigns.  Our interactive marketing solutions allow mobile phone network operators to increase services and generate additional revenue over their network infrastructure.

In many countries, the significant investment in third generation (“3G”) mobile phone licenses has not generated commercial returns for the mobile phone networks because of the lack of 3G enabled handsets. We believe that this has hampered the mobile phone networks' ability to generate revenue by offering content rich products and services to their customers. Korea has been an exception to this rule and the majority of mobile phones are 3G enabled and therefore interactive, server based applications have been successful in the Korean market. In addition, the mobile phone network connectivity and data rates in Korea are such that high speed broadband applications are available at speeds of up to 14.4 mega bits per second. We believe that Mobicom Korea is well placed to take advantage of the sophisticated mobile phone infrastructure in Korea.

Principal Products and Services

Mobicom Korea’s primary products and services consist of Integrated Mobile Membership Services, Customized-Need Database Service and Data Index Service.

Integrated Mobile Membership Services (IMMS).  This service is divided into the following categories:

General Target SMS/MMS (GTS).  Under the GTS service Mobicom Korea sends SMS or multimedia messaging service, or MMS, to the primary target via network operators, after screening gender/age/residential area. For instance if a franchisee sends a discount or gift coupon to message recipients as part of a launch initiative in a given area, based on selected qualifications, that are defined as part of the GTS offering. We expect the market for this type of activity to grow as brand owners migrate certain of their advertising budgets to mobile and digital media. The GTS service is volume dependant and price sensitive. High volumes enable Mobicom Korea to obtain better prices from the network operators and management is therefore focused on driving volume in this market segment.

Specified Target SMS/MMS (STS).  Once the recipient of the discount or gift coupon visits a store, then he or she is required to subscribe to the Mobicom Korea U-Membership Program through their mobile phone.  The subscription establishes an opt-in to the program and begins to populate a consumer profile  After completing the subscription, the customer can receive the discount or gift that was offered to them. The transaction information retrieved from the customer's mobile phone through the store's point-of-sale, or POS, system is transmitted to the Mobicom Korea server, which Mobicom Korea can then analyze for future target segmentation.

Automatic Target SMS/MMS (ATS).  ATS is a targeted messaging service provided to consumers based on predetermined rules. For instance, a client subscribing to the Mobicom Korea U-Membership Program or a company with a million customer database can set up rules to send out SMS messages to specific clients on pre-defined occasions providing benefits when visiting the client's stores. Such services are managed through strategic sessions involving Mobicom Korea CRM experts and the client's marketing personnel.

Co-op Target SMS/MMS(CTS). In many instances, clients have built up data about their customers over a period of time, but they have been unable to leverage this data because of either a lack of strategic intent or a lack of infrastructure. Mobicom Korea is able to offer an outsourced service to clients on a joint venture basis. By utilizing databases owned by third parties, SMS services can be implemented for a client. The profit-sharing of commissions is agreed to by Mobicom Korea and the clients.

Customized-Need Database Service.  Customer database information accumulated in the Mobicom Korea server through U-membership subscription generates customer profiles, contact and transaction information. We believe that these customer databases are a powerful marketing tool when compared to other customer profile information that is currently available in the market place.  The Mobicom Korea generated and managed customer database information, is designed to enable our clients to maximize the communication level with desired target customer segments and effectively implement marketing promotions.

Data Index Service.  We intend to develop high quality customer databases and use those to establish customer Data Index Service for companies wanting to track customer purchase behavior on a continuous basis.  Retailers that run their own loyalty programs gather information only for their locations or a retail index of consumer purchasing.  We believe our Data Index Service will be unique because the profiling will be based on consumer transaction data generated from a variety of retailers through actual consumer purchase data which is recorded through POS systems is then transmitted to the Mobicom Korea server. Because the data is based on actual consumer transactions, it is not easily susceptible to manipulation. We anticipate that this service will provide more valuable information to retailers and differentiate Mobicom Korea from its competitors.

Customers and Markets

Mobicom Korea provides its services to the mobile phone networks, brand owners and end user consumers. The mobile phone networks make use of the Mobicom Korea solutions to drive data usage and to enhance the overall service offering from the network to their end users. Part of the benefit to Mobicom Korea from this relationship is the creation of consumer databases that Mobicom Korea stores and manages.  We believe that the endorsement of the mobile phone networks is a major competitive advantage for Mobicom Korea. Mobicom Korea currently has contracts with SK Telecom and KTF, the two largest mobile phone network operators in Korea.

Brand owners also make extensive use of Mobicom Korea’s products and services because of the integrated nature of the Mobicom Korea offering. A brand owner can use Mobicom Korea for an end to end solution in the mobile marketing space. Mobicom Korea provides consulting services to assist the brand owner in developing a strategic framework and also owns and operates the platform on which the mobile marketing solutions are delivered. Typically a brand owner would approach Mobicom Korea to conceptualize and execute a marketing campaign which would generate data which is then stored and managed by Mobicom Korea.  Our branded retail customers include Asian and multinational brands such as LGT, Citibank, HSBC Banking Group, AMEX, Shinhan Life, Kukmin Card, LG Card, Pizza Hut, 2ASP, Life Cord, HanilWorld and Hyundai Qsis.  On an individual product category basis, the initial target market for the Mobicom Korea service is franchise companies with more than 50 franchisees.  The target market for the customized data base service are companies needing high quality standard customer data base, such as insurance companies, banks, and companies in the travel and leisure sectors.  Finally, the target market for the data index service is all industries who offer products to individual consumers.

Consumers make use of the Mobicom Korea platform when they register in the U-Membership Program. U-Membership is a lifestyle oriented mobile phone social network where registered users can select on an opt-in basis which products and services they wish to subscribe for. The membership subscription allows Mobicom Korea to market to that U-Member on an ongoing basis. Over time we intend to use the U-Membership Program to make targeted offers to U-Members of transaction based products and services developed by Mobicom Korea.

Marketing Strategy

The launch and initial roll out of our IMMS service and the U-Membership program will take place by providing short message services, or SMS, to franchise companies on a national basis. Mobicom Korea is currently working with a national franchise association in Korea to market Mobicom Korea’s mobile marketing services and solutions to its 12,000 members, which represent approximately 2,500,000 retail outlets in Korea.

We are introducing our services in a three phase roll out strategy:

•
The first phase of the roll out will be via  promotional activities in order to secure opt in membership profiles from end users that we hope will generate and lead to the management of a significant amount of customer profile date. This strategy is important in that it provides Mobicom Korea with the data and customers necessary to roll out the U-Membership program as a proprietary, open loop CRM and loyalty program.

•
In the second phase of the roll out we are looking to use the profile data to offer tailored promotional opportunities to advertisers.  During this phase, we expect that demographic and purchase behavioral information will be provided to clients on a targeted basis. We anticipate that revenue will be generated through fees for the data which is made available to customers from the Mobicom Korea consumer databases and from service fees for marketing campaigns carried out for and on behalf of clients.

•
The third phase of the Mobicom Korea roll out will be to provide consumer index services to potential clients needing customer purchase behavioral patterns and trends. As customer database information increases in volume, their purchase information becomes a valuable asset to Mobicom Korea and we expect to be able to offer an omnibus consumer index to clients needing consumer information. Retail index services are currently provided by major research companies such as AC Nielsen and TNS and are extensively used by Korean companies in their marketing activities.  We intend to differentiate ourselves from these competitors by offering easier access to consumer indexes. We believe that the database index business will maximize the profit level to Mobicom Korea as the data can be offered to multiple clients in diverse industries.

We expect to fine tune and continuously upgrade our proprietary database information generated through the relationship and marketing alliances with mobile phone network operators. This in turn will increase the quality of customer data and provide value-added service to Mobicom Korea retailing customers. We believe that acquiring such high quality data will give Mobicom Korea significant competitive advantages through our ability to offer customized database services and consequently offer customer data index services.

The Consulting Division of Mobicom Korea provides clients with strategic marketing services, such as Decision Support Systems, which are designed to assist clients in the development of their mobile marketing campaigns. The Decision Support System is then used to analyze the client’s position in the market place and in turn to design predictive modeling and consumer purchase programs which are then implemented by our clients.

Competition

The mobile marketing solutions industry is highly competitive and consists of both opportunities for growth as well as factors which are totally beyond the control of management such as the pace and effectiveness of  developments in mobile phone technology, including the ability of the networks to launch new products and services.  The competitive landscape is varied and is influenced by the activities and actions of third parties such as mobile phone network operators, handset manufacturers, media companies, advertising agencies and brand owners.

The markets in which we operate are considered and are characterized by rapid technological change and shifting customer requirements. Technological developments such as the need for increasing bandwidth on which mobile phone networks and media companies can offer their services will have an impact on our business. We do however believe that the markets in which we operate will continue to receive significant capital expenditure from the various industry influencers and role players and that we will be able to leverage our activities off their need for growth.

Our ability to compete successfully will depend on internal and external variables, both within and outside of our control. To compete effectively, Mobicom Korea will continue to seek to develop alliances with telecom operators, franchise associations, brand owners, CRM associations, and index service companies in order to expand its client base, obtain and maintain market share and establish coalitions to create value-added service to customers.  We will also need to develop and launch new products in the timeframes within which the industry influencers adopt our products and services.

Currently, we do not believe that there is one single competitor in the Korean market that offers the same end-to-end solution as Mobicom Korea provides. However, in certain market niches, there are competitors who are able to selectively offer products and services to the mobile phone networks and brand owners. We will continue to face significant competition in each of our market segments.  We believe we compete on the basis of the integrated nature of the Mobicom Korea product offering. We believe that Mobicom Korea is well positioned in that it offers an end-to-end solution to our customers who are able to obtain a total mobile marketing solution under one roof.  We believe that this is a competitive advantage in that brand owners do not want to risk outsourcing their mission critical marketing activities to a myriad of suppliers.

Research and Development

Mobicom Korea purchased computer equipment from a related party, and Mobicom Korea’s major shareholder during September, 2007.  The purchase price of $799,340 was based on a third-party valuation obtained by Mobicom Korea.  At the time, Mobicom Korea issued 1,462,000 shares of its common stock (78.5% of total issued and outstanding stock) as payment for the computer equipment.  The outstanding shares of Mobicom Korea were subsequently exchanged into shares of our common stock pursuant to the Share Exchange in December 2007.

Mobicom Korea incurred research and development costs of $5,301 for the period from February 17, 2007 through December 31, 2007.

Intellectual Property

We regard the protection of our trade secrets, patents, patent applications, copyrights and trademarks as critical to our success. We rely on a combination of statute, common law and contractual restrictions to establish and protect our proprietary rights and developed intellectual property in our product and service offerings. Mobicom Korea has filed several patent applications covering features of the Mobicom Korea’s product offering. We have entered into proprietary information and invention assignment agreements with our employees, contractors and consultants, and nondisclosure agreements with customers, partners and third parties to whom we disclose confidential and proprietary information. Despite our efforts in this regard, former employees or third parties may infringe or misappropriate our proprietary rights that could harm our business. The validity, enforceability and scope of protection of our intellectual property can be tested and in some areas is still evolving.

Mobicom Korea currently has the following patent rights, utility models, and patent applications:

Type	Title	Registration No.	Date
Patent Application	CRM Database structuring by use of E-money service	10-2001-0055538	2001.09.10
Patent Rights	Lottery Issuance by use of Credit card reader and sales slip	Patent. 10-0386332	2003.05.21
Patent Application	Lottery number selector for credit card sales slip lottery event	10-2002-0007441	2002.02.08
Patent Rights	Compensation system for e-lottery among purchase qualifying specific conditions	Patent. 10-0447625	2004.08.30
Patent Application	Information transmission method/system through network	10-2002-0008386	2002.02.18
Patent Application	Providing gift certificate to purchaser of credit card transaction	10-2002-0013486	2002.03.13
PCT Application	Input device and revitalization of e-lottery based on credit card purchases	PCT/KR02/00722	2002.04.19
Utility Model	Hidden image window Card	20-0293412	2002.07.19
Utility Model	Envelop with decoder in transparent window	20-0299925	2002.10.16
Utility Model	Ad leaflet with multiple imbedded decoder	20-0372922	2003.11.11
Int'l Patent	System for lottery issuing on the sales slip through credit card terminal	10/500.547
Int'l Patent	System for lottery issuing on the sales slip through credit card terminal	2826754
Patent Application	CRM system/structuring through integrated membership	10-2007-70548	2007.07.13

Employees

As of December 31, 2007, we had 30 full time employees and no part-time employees.  We consider our employee relationships and those of Mobicom Korea to be satisfactory.

ITEM 2.	DESCRIPTION OF PROPERTY

Mobicom Korea currently leases office space on the 12th Floor of Shinwoong Tower Building, 719 Yeonsam, 2 Dong, Kangnam Gu, Seoul Korea.

Each of our facilities is covered by insurance and we believe them to be suitable for their respective uses and adequate for our present needs. We believe that suitable additional or substitute space will be available to accommodate the foreseeable expansion of our operations.

ITEM 3.	LEGAL PROCEEDINGS

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

Our common stock trades publicly on the OTC Bulletin Board under the symbol "SLTS." The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The OTC Bulletin Board securities are traded by a community of market makers that enter quotes and trade reports. This market is extremely limited and any prices quoted may not be a reliable indication of the value of our common stock.

The following table sets forth the high and low bid prices per share of our common stock for the periods indicated as reported on the OTC Bulletin Board.  We completed a 1 for 500 reverse stock split on August 18, 2007, prices are reflective of this stock split.

We completed our Share Exchange on December 31, 2007.  In connection with that Share Exchange, we issued 50,000,000 shares of our common stock.  We also changed the nature of our business operations.  Consequently, share prices for any period prior to December 31, 2007 do not give effect to the Share Exchange or our new line of business.

	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2007
Fourth Quarter	$10.25	$1.91
Third Quarter	10.50	2.00
Second Quarter	25.00	10.00
First Quarter	55.00	10.00

FISCAL YEAR ENDED DECEMBER 31, 2006
Fourth Quarter	$70.00	$30.00
Third Quarter	90.00	30.00
Second Quarter	200.00	40.00
First Quarter	255.00	130.00

The quotes represent inter-dealer prices, without adjustment for retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The trading volume of our securities fluctuates and may be limited during certain periods. As a result of these volume fluctuations, the liquidity of an investment in our securities may be adversely affected.

Holders

As of March 31, 2007, there were 52,222,034 shares of common stock outstanding held by approximately 442 holders of record.

Dividends

Our board of directors has not declared a dividend on our common stock during the last two fiscal years or the subsequent interim period and we do not anticipate the payments of dividends in the near future as we intend to reinvest our profits to grow our business.

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth information as of December 31, 2007, with respect to compensation plans under which our common stock is authorized for issuance. The figures related to equity compensation plans approved by security holders relate to options granted under our 2006 Equity Incentive Plan, which was approved by our stockholders in April 2006.  We do not have any equity compensation plans not approved by our security holders.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Security Holders	-	$-	20,000,000

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

The following discussion and analysis of the consolidated financial condition and results of operations should be read with our consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this report.

Plan of Operations

Mobicom Korea established its current business on February 17, 2007.  Mobicom Korea funded its initial operations including working capital, capital equipment, software and related technology through financing transactions involving the issuance of debt and equity securities.  In March 2007, Mobicom Korea purchased software from its major shareholder totaling $1,253,140 through the issuance of a note payable due in five equal annual installments beginning December 2008 payable at 5% interest.  As of September 30, 2007, interest accrued on the note payable totaled $36,736. In October 2007 Mobicom Korea determined that the software was not needed and the software was returned to the major shareholder and the note payable was cancelled.  In September 2007, Mobicom Korea purchased computer hardware from its major shareholder totaling $799,340 in exchange for 1,462,000 shares of its common stock.  The outstanding shares of Mobicom Korea were subsequently exchanged into shares of our common stock pursuant to the Share Exchange in December 2007.

As of December 31, 2007, Mobicom Korea was generating monthly cash flow from operations sufficient to meet its operating expenses.  Management intends to finance its operating activities through increased operating income.  Mobicom Korea has submitted several proposals which are currently being reviewed by potential customers and, if obtained, would substantially increase revenues and operating income.  Initial indications are that these proposals have been well received; however no firm contracts for these contracts are in place at this time and we cannot assure you that we will be successful in securing these projects.

Management believes that there are significant opportunities to cross sell the products and services offered by Mobicom Korea into other markets and to sell new products and services into the Korean market. Management also believes that critical mass is a significant factor in the growth and sustainability of service providers in the mobile phone and Internet markets and clearly defined strategies to achieve critical mass and to reach installed user bases will be identified, developed and executed.  Finally, we will evaluate opportunities to consolidate and aggregate marketing activities and databases in the mobile phone and Internet markets, particularly by offering brand owners tangible and measurable channels to market.

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

Use of Estimates

In preparing consolidated financial statements in conformity with US GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Significant estimates include depreciation and impairment of assets.  Actual results could differ from those estimates.

Intangible Assets

Intangible assets are stated at cost less amortization computed using the straight-line method over useful lives.

The Company capitalizes the cost of internal-use software which has a useful life in excess of one year.  Capitalized internal-use software costs are amortized using the straight-line method over six years and are recorded in intangible assets.

 Impairment of Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", the Company evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized.  As of December 31, 2007, no impairment loss has been recognized.

Revenue Recognition

Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements".  The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has  been evidence of a sales arrangement, the performance has occurred, or service have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured.

Foreign Currency Transactions

The Company's functional currency is the Korean won and its reporting currency is U.S. dollars. The Company's consolidated, balance sheet accounts are translated into U.S. dollars at the year-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods in which these items arise.  Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders' equity.  Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Earnings/(Losses) Per Share

Basic losses per share is computed by dividing the earnings for the year by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by including other potential common stock, including stock options and warrants, in the weighted average number of common shares outstanding for a period, if dilutive.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income represents the change in equity of the Company during the periods presented from foreign currency translation adjustments.

Research and Development Costs

The Company charges substantially all research and development costs to expense as incurred.

Results of Operations

Revenues

Revenues were $185,608 for the initial period ended December 31, 2007.  Revenues were derived primarily from the Consulting Division of Mobicom Korea which provides clients with strategic marketing services, such as Decision Support Systems, which are designed to assist clients in the development of their mobile marketing campaigns. The Decision Support System is then used to analyze the client’s position in the market place and in turn to design predictive modeling and consumer purchase programs which are then implemented by our clients.

General and Administrative

General and administrative expenses include payroll and related employee benefits, and other headcount-related costs associated with finance, sales, marketing, facilities, and legal and other administrative fees.  General and administrative expenses were $574,279 for the initial period ended December 31, 2007.

Research and Development

Research and development expenses include in house research and outsourcing expenses.  Research and development expenses were $5,301 for the initial period ended December 31, 2007.

Other Income (Expense)

Interest expense was $184 for the initial period ended December 31, 2007.  Other income for the initial period ended December 31, 2007 was $799.

Net Loss

Our net loss was $394,587 for the initial period ended December 31, 2007.

Liquidity and Capital Resources

On December 31, 2007, we had $41,303 in cash and net accounts receivable totaled $29,462.  Our working capital deficit at December 31, 2007 was $199,741.

Net cash used by operating activities during the year ended December 31, 2007 was $307,248.  The primary use of cash from operating activities was the net loss of $394,587 and an increase in accounts receivable of $29,462.  The primary sources of cash from operating activities were, a increase in accounts payable of $70,282; and depreciation, amortization expense, and bad debt expense, which do not require cash, of $56,840.

Net cash used in investing activities during the year ended December 31, 2007 was $85,048.  The primary use of cash in investing activities were an increase in short term loans of $11,026, an increase in property, plant and equipment of $34,194, and an increase in deposits of $39,829.

Net cash provided by financing activities for the year ended December 31, 2007 was $433,599, primarily from the issuance of debt to related parties of $221,570 and the issuance of new stock of $212,029.

Our current sources of liquidity are positive cash flows from operations.  We have no other credit facilities available to use at this time.

As of December 31, 2007 our operations were generating nominal positive cash flow on a monthly basis.  Based on the current budget forecasts, management believes that Mobicom Korea will not require substantial outside funding in the near future.  We intend to aggressively manage our expenses and cover our monthly costs from operations on an ongoing basis.  As the scope of our activities expands, new personnel will be hired. Because the mobile phone and Internet markets are primarily service and not fixed asset based, people will play an increasingly important role in our operations. Nonetheless, we will endeavor to manage operating expenses so they are commensurate with the growth of our business.

However, as noted above, we had a working capital deficit at December 31, 2007.  We do not have the capital resources to sustain a significant disruption in our revenues or overcome a substantial unexpected operating expense.  There are no agreements or arrangements for a financing in place at this time, and no assurances can be given concerning whether we will receive additional financing or as to the terms of any financing.

Net Operating Loss Tax Carryforwards

Under the Internal Revenue Code of 1986, as amended, the Company generally would be entitled to reduce its future Federal income tax liabilities by carrying unused net operating losses "NOL" forward for a period of 20 years to offset future taxable income earned, and by carrying unused tax credits forward for a period of 20 years to offset future income taxes.  Due to significant changes in the ownership structure of the Company, any NOL for tax purposes would be limited, perhaps significantly, by Internal Revenue Code Section 382. Additionally, management is not aware of any federal income tax returns filed by the Company since its inception. Deferred income tax assets result principally from the potential tax benefits of net operating loss carry forwards.

Recently Issued Accounting Pronouncements

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe it will have an impact to the Company's overall combined results of operations or combined financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4", (" SFAS No. 151"). The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67" ("SFAS 152") SFAS 152 amends SFAS No. 66, "Accounting for Sales of Real Estate", to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions". SFAS 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. SFAS 152 is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant if any, to the Company's overall results of operations or financial position since the Company does not enter into such transactions.

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, to be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS No.153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS No.153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No.153 shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. This pronouncement is effective for the Company, a small business issuer, as of the first interior annual reporting period that begins after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In May, 2005, The FASB issued SFAS No. 154, entitled Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.  This Statement replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle.  This statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  This Statement defines as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity.  This statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error.  The adoption of SFAS 154 did not impact the financial statements.

In February, 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Statements".  SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".  SFAS No. 155, permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial statements that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006.  Management believes that this statement will not have a significant impact on the financial statements.

In March, 2006 FASB issued SFAS 156 "Accounting For Servicing of Financial Assets" this Statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities.  This Statement:

•	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.
•	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
•	Permits an entity to choose "Amortization method" or "Fair value measurement method" for each class of separately recognized servicing assets and servicing liabilities.
•
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

•
Requires separate presentation of servicing assets and liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Management believes that this statement will not have a significant impact on the financial statements.

In September 2006, FASB issued SFAS 157 'Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).

This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

 Provisions, Contingent Liabilities and Contingent Assets

The Company recognizes a provision when 1) it has a present obligation as a result of a past event, 2) it is probable that a disbursement of economic resources will be required to settle the obligation, and 3) a reliable estimate can be made of the amount of the obligation.  When a possible range of loss in connection with a probable loss contingency as of the balance sheet date is estimable with reasonable certainty, and some amount within that range appears at the time to be a better estimate than any other amount within the range, the Company accrues such amount.  When no amount within the range appears to be a better estimate than any other amount, the minimum amount in that range is recorded.

The Company does not recognize the following contingent obligations as liabilities:

•	Possible obligations related to past events, for which the existence of a liability can only be confirmed upon occurrence of uncertain future event or events outside the control of the Company.
•
Present obligations arising out of past events or transactions, for which 1) a disbursement of economic resources to fulfill such obligations is not probable or 2) a disbursement of economic resources is probable, but the related amount cannot be reasonably estimated.

In addition, the Company does not recognize potential assets related to past events or transactions, for which the existence of an asset or future benefit can only be confirmed upon occurrence of uncertain future event or events outside the control of the Company.

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

Business Related Risks

Our limited operating history may not serve as an adequate basis to judge future prospects and results of operations.

We began its operations in the mobile marketing solutions industry in February 2007. Our limited operating history in this industry may not provide a meaningful basis on which to evaluate our business. Although Mobicom Korea’s revenues have grown rapidly since its inception, we cannot assure you that Mobicom Korea will maintain such growth or that it will not incur net losses in the future. We expect that operating expenses will increase as Mobicom Korea expands. Any significant failure to realize anticipated revenue growth could result in significant operating losses. We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:

•	maintain cutting edge proprietary technology;
•	expand product offerings and maintain the quality of products;
•	manage expanding operations;
•	obtain sufficient working capital to support expansion;
•	maintain adequate control of expenses;
•	implement product development, marketing, sales, and acquisition strategies and adapt and modify them as needed;
•
anticipate and adapt to changing conditions in the industry in which we operate as well as the impact of any changes in government regulation, technological developments and other significant competitive and market dynamics.

If we are not successful in addressing any or all of these risks, our business may be materially and adversely affected.

We may require additional capital in order to execute our business plan, and we have no current arrangements in place for any such financing.

If we are not successful in generating sufficient cash flow from operations to fund our operating expenses, we contemplate that we will secure capital from outside sources. However, we have no arrangements for additional capital in place at this time, and there can be no assurances regarding our ability to secure capital or the terms upon which any capital may be offered to us. Our ability to obtain financing will depend upon a number of factors, including our financial condition and results of operations, the condition of the economy, and conditions in relevant financial markets.  If we are unable to obtain financing, as needed, on a timely basis and on acceptable terms, our financial position, competitive position, growth and profitability may be adversely affected.

We face labor, political and currency risks because Mobicom Korea operates in Korea, and we may face other risks if we continue to expand our business internationally.

Mobicom Korea operates in Korea, and as such, we face risks that U.S. companies may not face, including those arising from the current political tension between North and South Korea. While we have not faced any problems to date, in the future, as we continue to expand our business internationally, we may face:

•	regulatory limitations imposed by foreign governments,
•	price increases due to fluctuations in currency exchange rates,
•	political, military and terrorist risks,
•	disruptions caused by government agencies,
•	unexpected changes in regulatory requirements, tariffs, customs, duties and other trade barriers, and
•	potentially adverse tax consequences resulting from changes in tax laws.

We cannot assure you that one or more of the factors described above will not have a material adverse effect on our business, financial condition and results of operation.

If we are unable to successfully compete in our core market, our ability to retain our customers and attract new customers could decline as would our revenues.

Competition for the products Mobicom Korea provides and the services Mobicom Korea offers is intense. Although we are not aware of any one company that directly competes with every one of the products and services that Mobicom Korea offers, there are competitors for each of the products in various niches.  Mobicom Korea is also competing in an emerging market and faces new competitors as the market develops. If existing customers and other consumers prefer the products and services offered by competitors over those offered by Mobicom Korea we will not be able to generate or sustain sufficient revenues to develop our business.

We believe competition will increase as current competitors increase the sophistication of their offerings, as new participants enter the market and as the market continues to grow, becoming increasingly attractive. Many current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do and may enter into strategic or commercial relationships with larger, more established and better-financed companies. Any delay in the development or introduction of products or services or updates, would also allow additional time for our competitors to improve their service or product offerings, and for new competitors to develop messaging products and services for our target markets. Increased competition could result in pricing pressures, reduced operating margins and loss of market share, any of which could cause our business to suffer.

We may not be able to respond to the rapid technological change of the industry.

The mobile marketing solutions industry is characterized by rapid technological change, changes in user and customer requirements and preferences, and the emergence of new industry standards and practices that could render Mobicom Korea’s existing services, proprietary technology and systems obsolete. We must continually develop or introduce and improve the performance, features and reliability of Mobicom Korea’s services, particularly in response to competitive offerings. Our success depends, in part, on Mobicom Korea’s ability to develop new functionality, technology and services that address the increasingly sophisticated and varied needs of prospective customers. If Mobicom Korea does not properly identify the feature preferences of prospective customers, or if it fails to deliver marketing solutions features that meet the standards of these customers, its ability to market its service successfully and to increase revenues could be impaired. The development of proprietary technology and necessary service enhancements entails significant technical and business risks and requires substantial expenditures and lead-time. Mobicom Korea may not be able to keep pace with the latest technological developments. Mobicom Korea may also be unable to use new technologies effectively or adapt services to customer requirements or emerging industry standards.

We use third-party data centers to support our services. Any disruption of service at these facilities could interrupt or delay our ability to deliver our service to our customers.

We host many of our services and serve a significant number of our customers from data center facilities with third parties located in the Seoul area. We do not control the operation of these facilities. These facilities may be vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, terrorist attacks, power losses, telecommunications failures and similar events. These facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our services.  Our data center facility providers have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements with any facility provider on commercially reasonable terms, we may experience increased costs or downtime in connection with the transfer to a new data center facility.  Any errors, defects, disruptions or other performance problems with our services could harm our reputation and may damage our customers’ businesses. Interruptions in our services might reduce our revenue, cause us to issue credits to customers, subject us to potential liability, cause customers to terminate their subscriptions and harm our renewal rates.

We may experience difficulty in attracting and retaining key personnel, which may negatively affect our ability to develop new products or services or retain and attract customers.

The loss of the services of key personnel may create a negative perception of our business and adversely affect our ability to achieve our business goals. Our success also depends on our ability to recruit, retain and motivate highly skilled sales and marketing, operational, technical and managerial personnel. Competition for these people is intense and we may not be able to successfully recruit, train or retain qualified personnel. If we fail to do so, we may be unable to develop new products or services or continue to provide a high level of customer service, which could result in the loss of customers and revenues. We do not have long-term employment agreements with any of our key personnel. In addition, we do not maintain key person life insurance on our employees and have no plans to do so. The loss of the services of one or more of our current key personnel could make it difficult to successfully implement our business objectives.

We rely on patents to protect our proprietary rights, and if these rights are not sufficiently protected, our ability to compete and generate revenue could be harmed.

We rely on patents to establish and protect our proprietary rights, which we view as critical to our success. The process of seeking patent protection can be lengthy and expensive and we cannot assure you that our patent applications will result in patents being issued, or that our existing or future issued patents will be sufficient to provide us with meaningful protection or commercial advantages. While we have secured some patents, we cannot assure you that those patents or any additional patents that we procure will be sufficient to provide meaningful protection from competition.

Despite the precautionary measures we take, unauthorized third parties may infringe or copy portions of our services or reverse engineer or obtain and use information that we regard as proprietary, which could harm our competitive position and market share.  We also cannot assure you that our current or potential competitors do not have, and will not obtain, patents that will prevent, limit or interfere with our ability to make, use or sell our products.

Further, our proprietary rights may not be adequately protected because:

•	laws and contractual restrictions may not prevent misappropriation of our technologies or deter others from developing similar technologies; and
•	policing unauthorized use of our products and trademarks is difficult, expensive and time-consuming, and we may be unable to determine the extent of this unauthorized use.

In addition, the laws of some foreign countries may not protect proprietary rights to the same extent as do the laws of the United States. Our means of protecting proprietary rights in the United States or abroad may not be adequate and competitors may independently develop similar technology. Additionally, we cannot be certain that our products do not infringe issued patents that may relate to our products. In addition, because patent applications in the United States are not publicly disclosed at filing and in some cases until the patent is issued, applications may have been filed which relate to our products.

Because our principal assets are located outside of the United States and, except for Zirk Engelbrecht (who is a resident of the United States), all of our directors and all our officers reside outside of the United States, it may be difficult for you to use the United States Federal securities laws to enforce your rights against us and our officers and some directors in the United States or to enforce judgments of United States courts against us or them in the Korea.

All of our present officers and directors (other than Zirk Engelbrecht, who is a resident of the United States) reside outside of the United States. In addition, our operating subsidiary, Mobicom Korea, is located in Korea and substantially all of its assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the United States Federal securities laws against us in the courts of either the United States or Korea and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in Korean courts. Further, it is unclear if extradition treaties now in effect between the United States and Korea would permit effective enforcement against us or our officers and directors of criminal penalties, under the United States Federal securities laws or otherwise.

We use third-party data centers to support our services. Any disruption of service at these facilities could interrupt or delay our ability to deliver our service to our customers.

We host many of our services and serve a significant number of our customers from either of two third-party data center facilities with third parties. These facilities may be vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, terrorist attacks, power losses, telecommunications failures and similar events. These facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our services. Our data center facility providers have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements with any facility provider on commercially reasonable terms, we may experience increased costs or downtime in connection with the transfer to a new data center facility. Any errors, defects, disruptions or other performance problems with our services could harm our reputation and may damage our customers’ businesses. Interruptions in our services might reduce our revenue, cause us to issue credits to customers, subject us to potential liability, cause customers to terminate their subscriptions and harm our renewal rates.

Risks Related to an Investment in our Common Stock.

Our officers, directors and affiliates control us through their positions and stock ownership and their interests may differ from other stockholders.

Our officers, directors and affiliates (which for this purpose are defined as beneficial holders of more than 10% of our outstanding common stock) beneficially own approximately 19.4% of our common stock. As a result, they are able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions, including business combinations. The interests of our directors, officers and affiliates may differ from other stockholders. Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock which can in turn affect the market price of our common stock.

Our common stock is illiquid and subject to price volatility unrelated to our operations.

The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. For publicly traded companies with low trading volumes, a small number of transactions whether purchases or sales of securities may have a significant impact on the price of their common stock at any point in time.  This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

The sale of the shares of our common stock acquired in private placements could cause the price of our common stock to decline.

Under the terms of the Noteholders Agreement, the Notes converted into 2,000,000 shares of our common stock.  The holders of those shares may rely on the provisions of Rule 144 to effect sales and may resell the shares of our common stock acquired upon the conversion of the Notes.  Generally, we will not have any way of knowing whether or when such shares may be sold.  Depending upon market liquidity at the time, a sale of shares at any given time could cause the trading price of our common stock to decline.  The sale of a substantial number of shares of our common stock, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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
•
will likely cause a change in control if a substantial number of our shares of common stock or voting preferred stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could also result in a change in management; and

•	may adversely affect prevailing market prices for our common stock.

We are unlikely to pay cash dividends in the foreseeable future.

We currently intend to retain any future earnings for use in the operation and expansion of our business. We do not expect to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate. Should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiary. In addition, our operating subsidiary, from time to time, may be subject to restrictions on its ability to make distributions to us, including as a result of restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions.

Our common stock is traded on the OTCBB, which may be detrimental to investors.

Our shares of common stock are currently traded on the OTCBB.  Stocks traded on the OTCBB generally have limited trading volume and exhibit a wide spread between the bid/ask quotation.

Our common stock is subject to penny stock rules.

Our common stock is subject to Rule 15g-1 through 15g-9 under the Exchange Act, which imposes certain sales practice requirements on broker-dealers which sell our common stock to persons other than established customers and "accredited investors" (generally, individuals with net worth's in excess of $1,000,000 or annual incomes exceeding $200,000 (or $300,000 together with their spouses)).  For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale.  This rule adversely affects the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their shares of such common stock.  Additionally, our common stock is subject to the SEC regulations for "penny stock."  Penny stock includes any equity security that is not listed on a national exchange and has a market price of less than $5.00 per share, subject to certain exceptions.  The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule set forth by the SEC relating to the penny stock market must be delivered to the purchaser of such penny stock.  This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock.  The regulations also require that monthly statements be sent to holders of penny stock which disclose recent price information for the penny stock and information of the limited market for penny stocks.  These requirements adversely affect the market liquidity of our common stock.

In connection with our acquisition of Mobicom Korea, we need to implement formal internal controls procedures over our financial reporting and will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could harm our operating results.

Under the Sarbanes Oxley Act of 2002, we were required to implement a framework for evaluating our internal controls over financial reporting.  Until our acquisition of Mobicom Korea on December 31, 2007 we did not have any employees and needed only rudimentary internal controls over our financial reporting.  As a Korean based private company, Mobicom Korea was not subject to the Sarbanes Oxley Act of 2002 and had not adopted a formal framework for evaluating and testing its internal controls over financial reporting.  As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also will incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the Securities and Exchange Commission, or SEC. The expenses incurred by public companies for reporting and corporate governance purposes have increased dramatically. We expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We are unable to currently estimate these costs with any degree of certainty. We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage than used to be available. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

ITEM 7.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Satellite Security Corporation (Mobicom Korea),

We have audited the accompanying consolidated balance sheet of Satellite Security Corporation and its subsidiary Mobicom Korea, a development stage company, (the "Company") as of December 31, 2007, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the period from inception February 17, 2007 through December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007, and the results of their operations and their cash flows for the period from inception February 17, 2007 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company is in its development stage and incurred a loss in its initial period and has a working capital deficit at December 31, 2007.  These factors raise substantial doubt as to its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Gruber & Company, LLC
April 11, 2008
Lake Saint Louis, Missouri

SATELLITE SECURITY CORPORATION
 and its’ sole subsidiary, MOBICOM KOREA
(a development stage company)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007

	United States	South Korean
	Dollars	Won
Assets

Current assets
Cash and cash equivalents	$41,303	$38,959,764
Accounts receivable	29,462	27,790,666
Prepaid Other	5,523	5,210,000
Prepaid Taxes	4,797	4,524,822
Accrued Income	178	167,967
Loan to related party	11,026	10,400,000
Total current assets	92,289	87,053,219

Property and equipment, net	748,630	706,156,488
Software, net of accumulated amortization	3,691	3,482,000
Deposits	39,829	37,569,592

Total assets	$884,440	$834,261,299

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued expenses	$70,460	$66,462,904
Advances from related parties	221,570	208,999,000
Total current liabilities	292,030	275,461,904

Total liabilities	292,030	275,461,904

Stockholders' equity
Common stock, 250,000,000 shares authorized, par value $.001, 52,222,034 shares issued and outstanding	52,222	52,222
APIC	934,775	930,947,778
Other comprehensive loss	(3,033)	-
Deficit accumulated during the development stage	(391,554)	(372,200,605)
Total stockholders' equity	592,410	558,799,395

Total liabilities and stockholders' equity	$884,440	$834,261,299

The accompanying notes are an integral part of these consolidated financial statements.

SATELLITE SECURITY CORPORATION
 and its’ sole subsidiary, MOBICOM KOREA
(a development stage company)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE PERIOD FROM INCEPTION FEBRUARY 17, 2007 THROUGH
DECEMBER 31, 2007

	United States	South Korean
	Dollars	Won

Revenues	$185,608	$175,077,468

Expenses
Depreciation and amortization	56,840	53,615,149
Salaries, wages and benefits	158,654	149,652,455
Commissions and fees	186,673	176,082,126
Occupancy expenses	67,868	64,017,483
Bad debt expense	298	280,714
Supplies and server maintenance	31,586	29,793,566
Research and development	5,301	5,000,000
Taxes and dues	20,044	18,907,100
Freight expense	6,753	6,370,100
Other expenses	45,564	42,979,276

Total expenses	579,580	546,697,969

Operating loss	(393,972)	(371,620,501)

Other expenese, net of other income	(615)	(580,104)

Net loss	$(394,587)	$(372,200,605)

Basic and diluted loss per common share	(0.008)	(7.127)

Weighted average number of common shares used in per share calculations	52,222,034	52,222,034

The accompanying notes are an integral part of these consolidated financial statements.

SATELLITE SECURITY CORPORATION
 and its’ sole subsidiary, MOBICOM KOREA
(a development stage company)
CONSOLIDATED STATEMENT OF SHAREHOLDER EQUITY
FOR THE PERIOD FROM INCEPTION FEBRUARY 17, 2007 THROUGH
DECEMBER 31, 2007

	Common Shares Outstanding	Common Stock	Other Comprehensive Loss	Deficit Accumulated During the Development Stage	Total Stockholders' Equity

AIMMS common shares issued for cash	400,000	$212,029	$-	$-	$212,029

AIMMS common shares issued for equipment	1,462,000	774,968	-	-	774,968

Share exchange December 31, 2007
Cancellation of outstanding AIMMS shares	(1,862,000)
Satellite Security shares issued in exchange	50,000,000
Satellite Security shares previously outstanding	2,222,034

Currency exchange loss	-	-	(3,033)	3,033	-

Net loss for the period February 17, 2007 through December 31, 2007	-	-	-	(394,587)	(394,587)

Balance, December 31, 2007	52,222,034	$986,997	$(3,033)	$(391,554)	$592,410

The accompanying notes are an integral part of these consolidated financial statements.

SATELLITE SECURITY CORPORATION
 and its’ sole subsidiary, MOBICOM KOREA
(a development stage company)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM INCEPTION FEBRUARY 17, 2007 THROUGH
DECEMBER 31, 2007

	United States	South Korean
	Dollars	Won
Cash flows used for operating activities
Net loss	$(391,554)	(372,200,605)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	56,840	53,615,149
Other comprehensive loss	(3,033)	-
Changes in operating assets and liabilities	-
Increase in accounts receivable	(29,462)	(27,790,666)
Increase in prepayments	(10,320)	(9,734,822)
Increase in accounts payable and accrued expenses	70,282	66,294,937

Cash flows used for operating activities	(307,248)	(289,816,007)

Cash flows from financing activities
Advances from related parties	221,570	208,999,000
Proceeds from issuance of common stock	212,029	200,000,000

Cash flows from financing activities	433,599	408,999,000

Cash flows from investing activities
Purchase of property and equipment	(34,194)	(32,253,637)
Increase in deposits	(39,829)	(37,569,592)
Loan to related party	(11,026)	(10,400,000)

Cash flows from investing activities	(85,048)	(80,223,229)

Increase in cash and cash equivalents	41,303	38,959,764

Cash and cash equivalents - Beginning of period	-	-

Cash and cash equivalents - End of period	$41,303	38,959,764

Supplemental disclosures regarding cash flows
Interest paid	-	-
Income taxes paid	$4,797	4,524,822

Non-cash financing activities
Common stock issued in exchange for property and equipment	$799,341	731,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Mobicom Korea
Notes to Financial Statements
December 31, 2007

Note 1- The Company and Basis of Presentation

The Company

The Company was founded in 1998 as Korea Data Base & Consulting Co., Ltd.  On February 16, 2007 the Articles of Incorporation were amended and the name of the Company was changed to AIMMS Co., Ltd.  In January 2008 the Articles of Incorporation were amended again and the name of the Company was changed to Mobicom Korea.  The Company provides marketing communications and interactive mobile marketing technology.

Since the Company has had minimal operations since its' founding in 1998, the accompanying financial statements have been prepared with the Company reporting as a development stage enterprise.

Basis of Presentation

The official accounting records of the Company are expressed in Korean Won and are maintained in accordance with the relevant laws and regulations of the Republic of Korea.  The accounting principles and reporting practices followed by the Company and generally accepted in Korea ("Korean GAAP") may differ in certain respects from accounting principles and reporting practices generally accepted in the United States.  To conform more closely to presentations customary in filings with the Securities and Exchange Commission of the United States of America, the accompanying financial statements have been restructured and translated into English for the convenience of the readers of financial statements.  The conversion into U.S. dollars was made at the rate of W943.265 to US$1 effective as of the last business day of the initial period ended December 31, 2007.  Such conversion into U.S. dollars should not be construed as representations that the Korean Won amounts could be converted into U.S. dollars at the above or any other rate.

Note 2-Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the financial statements, during the period from February 17, 2007 through December 31, 2007 the Company incurred losses from operations of $393,972.  In addition, the Company had a working capital deficit of $199,741 at December 31, 2007.  The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3-Summary of Significant Accounting Policies

Use of Estimates

In preparing consolidated financial statements in conformity with US GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Significant estimates include depreciation.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2007, the Company did not have any cash equivalents.

Property and Equipment

Property and equipment are stated at cost. Major renewals and betterments, which prolong the useful life or enhance the value of assets, are capitalized; expenditures for maintenance and repairs are charged to expenses as incurred.

Depreciation is provided principally by use of the straight-line method over the useful lives of the related assets, except for leasehold properties, which are depreciated over the terms of their related leases or their estimated useful lives, whichever is less.

The estimated useful lives are as follows:

Office equipment	5 years
Computer equipment	5 years

The gain or loss on disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets, and, if any, is recognized in the statement of operations.

 Intangible Assets

Intangible assets are stated at cost less amortization computed using the straight-line method over useful lives.

The Company capitalizes the cost of internal-use software which has a useful life in excess of one year.  Capitalized internal-use software costs are amortized using the straight-line method over six years and are recorded in intangible assets.

 Impairment of Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", the Company evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized.  As of December 31, 2007, no impairment loss has been recognized.

Income Taxes

Income tax expense is determined by adding or deducting the total income tax and surtaxes to be paid for the current period and the changes in deferred income tax assets and liabilities.

Deferred tax is recognized on differences between the carrying amounts of assets and liabilities in the financial statements and the corresponding tax bases used in the computation of taxable profits.  Deferred tax liabilities are generally recognized for all taxable temporary differences with some exceptions and deferred tax assets are recognized to the extent that it is probable that taxable profits will be available against which the deductible temporary differences can be utilized.  The carrying amount of deferred tax assets is reduced to the extent that it is no longer probable that sufficient taxable profits will be available to allow all or part of the assets to be recovered.  Deferred income tax assets and liabilities are classified into current and non-current based on the classification of related assets or liabilities for financial reporting purposes.

Revenue Recognition

Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements".  The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has  been evidence of a sales arrangement, the performance has occurred, or service have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured.

Foreign Currency Transactions

The Company's functional currency is the Korean won and its reporting currency is U.S. dollars. The Company's consolidated, balance sheet accounts are translated into U.S. dollars at the year-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods in which these items arise.  Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders' equity.  Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Values of Financial Instruments", requires disclosing fair value to the extent practicable for financial instruments that are recognized or unrecognized in the balance sheet.  The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

For certain financial instruments, including cash, accounts and other receivables, accounts payable, accruals and other payables, it was assumed that the carrying amounts approximate fair value because of the near term maturities of such obligations. The carrying amounts of long-term loans approximate fair value as the interest on these loans is minimal.

Earnings/(Losses) Per Share

Basic losses per share is computed by dividing the earnings for the year by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by including other potential common stock, including stock options and warrants, in the weighted average number of common shares outstanding for a period, if dilutive.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income represents the change in equity of the Company during the periods presented from foreign currency translation adjustments.

Research and Development Costs

The Company charges substantially all research and development costs to expense as incurred.

Stock-Based Compensation

In March 2004, the FASB issued a proposed statement, Share-Based Payment, which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the grant-date fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their grant-date fair values. Pro forma disclosure is no longer an alternative.

The Company has adopted SFAS No. 123(R)'s fair value method of accounting for share based payments. Accordingly, the adoption of SFAS No. 123(R)'s fair value method may have a significant impact on the Company's results of operations as we are required to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. SFAS No. 123(R) permits public companies to adopt its requirements using either the "modified prospective" method or the "modified retrospective" method.

The impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

 New Accounting Pronouncements

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe it will have an impact to the Company's overall combined results of operations or combined financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4", (" SFAS No. 151"). The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67" ("SFAS 152") SFAS 152 amends SFAS No. 66, "Accounting for Sales of Real Estate", to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions". SFAS 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. SFAS 152 is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant if any, to the Company's overall results of operations or financial position since the Company does not enter into such transactions.

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, to be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS No.153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS No.153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No.153 shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. This pronouncement is effective for the Company, a small business issuer, as of the first interior annual reporting period that begins after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In May, 2005, The FASB issued SFAS No. 154, entitled Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.  This Statement replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle.  This statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  This Statement defines as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity.  This statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error.  The adoption of SFAS 154 did not impact the financial statements.

In February, 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Statements".  SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".  SFAS No. 155, permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial statements that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006.  Management believes that this statement will not have a significant impact on the financial statements.

In March, 2006 FASB issued SFAS 156 "Accounting For Servicing of Financial Assets" this Statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities.  This Statement:

•	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.
•	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
•	Permits an entity to choose "Amortization method" or "Fair value measurement method" for each class of separately recognized servicing assets and servicing liabilities.
•
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

•
Requires separate presentation of servicing assets and liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Management believes that this statement will not have a significant impact on the financial statements.

In September 2006, FASB issued SFAS 157 'Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).

This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

 Provisions, Contingent Liabilities and Contingent Assets

The Company recognizes a provision when 1) it has a present obligation as a result of a past event, 2) it is probable that a disbursement of economic resources will be required to settle the obligation, and 3) a reliable estimate can be made of the amount of the obligation.  When a possible range of loss in connection with a probable loss contingency as of the balance sheet date is estimable with reasonable certainty, and some amount within that range appears at the time to be a better estimate than any other amount within the range, the Company accrues such amount.  When no amount within the range appears to be a better estimate than any other amount, the minimum amount in that range is recorded.

The Company does not recognize the following contingent obligations as liabilities:

•	Possible obligations related to past events, for which the existence of a liability can only be confirmed upon occurrence of uncertain future event or events outside the control of the Company.
•
Present obligations arising out of past events or transactions, for which 1) a disbursement of economic resources to fulfill such obligations is not probable or 2) a disbursement of economic resources is probable, but the related amount cannot be reasonably estimated.

In addition, the Company does not recognize potential assets related to past events or transactions, for which the existence of an asset or future benefit can only be confirmed upon occurrence of uncertain future event or events outside the control of the Company.

Note 4- Plant and Equipment, net

Twelve Months Ended December 31, 2007
US$
Cost
Office equipment	30,271
Computer equipment	774,968

805,239
Accumulated depreciation
Office equipment	4,945
Computer equipment	51,664

56,609
Carrying value
Office equipment	25,327
Computer equipment	723,304

748,630

Depreciation expense for the year ended December 31, 2007 was approximately $56,609.

The Company purchased computer equipment from a related party, and the Company's major shareholder during September, 2007.  The purchase price of $774,968 was based on a third-party valuation obtained by the Company.  The Company issued 1,462,000 shares of its common stock (78.5% of total issued and outstanding stock) as payment for the computer equipment.

Note 5- Intangible Assets, net

Intangible assets consists of :

Twelve Months Ended December 31, 2007
US$
Cost
Software	3,923

Less – Accumulated amortization	231

3,691

The Company purchased software from a related party, and the Company's major shareholder during March, 2007. The software is proprietary and is used in the mobile membership marketing services, customized data base services, data indexed services and online marketing and promotional services to its customers.  The purchase price of $1,253,140 was based on a third-party valuation obtained by the Company.  The Company issued a note payable in the amount of $1,253,140 payable in five equal annual installments beginning in December, 2008.  The note bears interest at the rate of 5%.  In October of 2007 the company determined that the software was not needed and the related party agreed to return the software and cancel the note payable.

Note 6-Loans to Related Party

The Company has a short term loan receivable from an employee of the Company.  From September through December 2007, the Company loaned $11,026 to the employee.  The loan is secured by the employee's salary.

Note 7-Leases

The Company is obligated under operating lease agreements for the rental of certain office facilities and equipment.

At December 31, 2007, the future minimum annual lease payments for operating leases were as follows:

Operating Leases

	Office Facilities	Office Equipment	Total

January 1, through December 31, 2008	$10,784	$2,926	$13,710
January 1, through December 31, 2009	-	2,926	2,926
January 1, through December 31, 2010	-	526	526

	$10,784	$6,378	$17,162

Note 8-Common Stock

On March 2, 2007, the Company issued 400,000 shares of its common stock for cash in the amount of $212,029.

On September 18, 2007, the Company issued 1,462,000 shares of its common stock in exchange for computer hardware valued by a third-party at $774,968.

Note 9-Income Taxes

The Company is subject to Korean Income Tax on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operated.  Pursuant to the Korean Income Tax Laws, the prevailing statutory rate of income tax is 27%.  As of December 31, 2007, the Company was in a tax loss position.

Note 10-Retirement and Welfare Benefits

The Company has no retirement plans or post-employment benefit for its employees.

Note 11-Related Party Transactions

As of December 31, 2007, and for the year then ended, the Company has the following transactions and balances with related parties.

The Company purchased computer hardware from its major shareholder totaling $774,968 in exchange for 1,462,000 shares of its common stock.

The Company purchased software from its major shareholder totaling $1,253,140 through the issuance of a note payable due in five equal annual installments beginning December, 2008 payable at 5% interest.  As of September 30, 2007, interest accrued on the note payable totaled $36,736.  In October 2007 the software was returned and the note payable was cancelled.

An officer of the Company advanced $221,570 for operating expenses.

Note 12-Concentrations and Credit Risk

The Company operates principally in South Korea and grants credit to its customers in this geographic region.  Although South Korea is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, accounts receivable and accounts payable.

For the year ended December 31, 2007, the Company had five (5) customers who accounted for $53,007 (28.56%), $37,470 (20.18%), $32,246 (17.37%), $19,719 (10.62%) of total revenues respectively.

The Company does not require collateral to support financial instruments that are subject to credit risk.

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

Under the supervision of our Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Because we acquired Mobicom Korea on December 31, 2007, the last day of the fiscal year, that company did not have in place disclosure controls or procedures which would satisfy our reporting obligations within the time periods specified in the SEC rules and forms.  Based upon that evaluation, our Chief Executive Officer concluded that as of December 31, 2007, the design and operation of such disclosure controls and procedures were not effective at the reasonable assurance level because of material weaknesses in those controls and procedures.

Management's Annual Report on Internal Controls over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting.  Because we did not have any materials operations from the period of March 3, 2007 until our acquisition of Mobicom Korea on December 31, 2007, our management, including our Chief Executive Officer and Chief Financial Officer, we did not have material financial operations and our requirements for internal controls were limited.  In connection with our acquisition of Mobicom Korea we acquired substantial new operations, including international operations, new accounting systems, new financial personnel, and new financial procedures for which we had not implemented controls.   Accordingly, our management concluded that our internal control over financial reporting at December 31, 2007 were not effective.  We anticipate implementing an internal controls and testing against a standardized framework over the next few fiscal quarters.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

While our lack of internal controls prior to the Share Exchange, and our recent acquisition of Mobicomm Korea has affected both the nature and the timeliness of our processing information, we have completed our internal control procedures. Accordingly, our management has concluded that the financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Changes In Internal Controls Over Financial Reporting.

During the quarter ended December 31, 2007 we entered into the Share Exchange that has materially affected, or is likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).  We effectively ceased operations in March 2007 and released all but one of our employees at that time.  As such, for nearly the entire 2007 fiscal year, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) was entirely at the board of directors level.  In connection with the Share Exchange, we acquired all of the outstanding stock of Mobicomm Korea.  In connection with that acquisition, we acquired substantial new operations, including international operations, new accounting systems, new financial personnel, and new financial procedures.

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

Current Directors and Executive Officers

Set forth below is information regarding our current directors and current executive officers.  Executive officers are elected annually by our board of directors. Each executive officer holds his office until he resigns or is removed by our board of directors or his successor is elected then qualified.  Directors are elected each year by our stockholders at the annual meeting. Each director holds his office until his successor is elected and qualified or resignation or removal. None of our current executive officers or directors, except for Zirk Engelbrecht, are residents of the United States. As a result, it may be difficult for investors to effect service of process within the United States upon them or to enforce court judgments obtained against them in the United States courts.  There are no family relationships among members of our management or our board of directors.

Name	Position	Age	Held Position Since
Kyung Hoon Ahn*	Director and Joint Chief Executive Officer of Mobicom Korea	44	January 2008
Zirk Engelbrecht	Director	51	February 2006
Young Jae Lee*	Director and Joint Chief Executive Officer of Mobicom Korea	44	January 2008
Michael Levinsohn	Director and Chief Executive Officer of Satellite	45	January 2008
Sung Hwan Park	Director and Chairman of the Board	42	January 2008
* Messrs. Ahn and Lee, who serve as the joint chief executive officers of Mobicom Korea, are expected to make a significant contribution to our business through their service to Mobicom Korea.

Zirk Engelbrecht.  Mr. Englebrecht has been a director since January 2006.  From February 2006 until January 8, 2008, Mr. Engelbrecht had served as chairman of our board of directors.  From December 7, 2006 until December 31, 2007, he also served our chief executive officer.  Mr. Engelbrecht is also the chief executive officer of WealthMakers, Ltd., a position he has held since January 1, 2007.  Mr. Engelbrecht also served as chairman and chief executive officer of Safari Associates, Inc. (OTC Bulleting Board: SFAR) until its acquisition by Power-Save Company in September 2006.  Since 2000, Mr. Engelbrecht has been the chairman and chief executive officer of the Aston Organization Ltd, a private equity firm.  Aston Organization is also one of our stockholders.  He has served as a member of Opus International LLC, a private equity and venture capital firm, since July 2000.  Mr. Engelbrecht served as chairman of Nutra Pharma Corp. (OTC BB: NPHC), from February 2001 to November 2002.

Sung Hwan Park.  Mr. Park is a director and the chairman of our board of directors.  Mr. Park has been involved with the management of Mobicom Korea since February 21, 2007. Mr. Park is a prominent figure in the Korean venture capital and mergers and acquisitions. He has served as a fund manager for Nomura Securities and numerous other blue chip financial institutions. Mr. Park graduated from Waseda University in Japan and holds an MBA from Harvard Business School. Mr. Park served as a director for Human Intelligence Inc. from 2001 until February 2007.  Mr. Park also serves as a director for EcoPetro Co. Ltd. and Neowiz Inc as well as being the chairman of HI Group and Jungsoft Inc.

Young Jae Lee.  Mr. Lee is a director and since February 21, 2007, Mr. Lee has served, and is currently serving, as the joint chief executive officer of Mobicom Korea.  Mr. Lee also served as the chief executive officer of HanilWorld, from 1999 to February 2007. HanilWorld is a leading manufacturer of products for the water purification industry. Mr. Lee is the vice-chairman of the Guro District Chamber of Commerce and Industry in Seoul and a director of Yonsei University Alumni Association. He holds a Masters degree in Economics from Yonsei University.

Kyung Hoon Ahn.  Mr. Ahn is a director and has been involved in project management and research development for Mobicom Korea since February 21, 2007 is currently serving, as the joint chief executive officer of Mobicom Korea. Prior to joining Mobicom Korea, Mr. Ahn was a senior researcher at ACNielsen and a senior manager with BBDO Dongbang, a leading advertising agency in Korea. Mr. Ahn was the former chief executive officer of Korea Database & Consulting Company and DB Interactive where he was the chief executive officer from October 1999 to June 2006. DB Interactive was recognized by the Korean government as the number one start up company in Korea in 2000. Mr. Ahn holds a BA degree in Business Administration from the Sogang School of Communications.

Michael Levinsohn.  Mr. Levinsohn is a director and our chief executive officer.  Mr. Levinsohn has received no remuneration for his services as either a director or as chief executive officer, neither has he entered into any formal contract of employment with us or Mobicom Korea as of the date of this filing.  Mr. Levinsohn has been the Managing Director of Sterling Trust (Pty) Ltd. since March 1988.  Mr. Levinsohn is a co-founder of Webworks (Pty) Ltd., a leading developer and operator of customer relationship management and loyalty programs, and he was a director of Webworks from June 2000 to October 2002. Mr. Levinsohn is also currently a director of Carnoustie Investment Holdings (Pty) Ltd. and Digital Vouchers (Pty) Ltd.

Audit Committee

We do not currently have an audit committee or "audit committee financial expert."  We are seeking additional board members, including at least one additional director who qualifies as a "financial expert" to serve as member of our audit committee.  But as of the date of this report, we have not identified such a director.

Changes in Nominee Recommendation Procedures

Our board of directors has not established a formal process for stockholders to nominate directors or to send communications to members of our board of directors.  Any stockholder may send a communication or nomination to any member of our board of directors to our address 3328 Granada Ave, San Diego, CA 92104, Attn: Chief Executive Officer.  If we receive a communication, we will forward it to the relevant member of the board of directors, and if we receive a director nomination, we will forward it to the entire board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities.  Directors, executive officers and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely on our review of the copies of such reports that were furnished to us, we believe that all reporting requirements under Section 16(a) for the fiscal year ended December 31, 2007 were met in a timely manner by our directors, executive officers and greater than 10% beneficial owners, except Mr. Levinsohn, one of our directors and our Chief Executive Officer, failed to file a Form 3 upon his appointment to such offices and failed to file a Form 4 reporting his acquisition of 1,000,000 shares of our common stock on January 3, 2008.

Code of Ethics

We adopted a Code of Ethics that applies to our officers and directors.  A copy of such code is attached as Exhibit 14 to our Form 10-KSB filed on April 19, 2006.  A copy is also available free of charge upon request to us at 3328 Granada Ave, San Diego, CA 92104, Attn: Chief Executive Officer.

ITEM 10.	EXECUTIVE COMPENSATION

Executive Compensation

Currently, we only have one executive officer, Mr. Michael Levinsohn, who serves as our chief executive officer.  Until Mr. Levinsohn's appointment, Mr. Zirk Engelbrecht served in that office, a position he held since December 2006.  We did not pay any compensation to our named executive officers during the fiscal years ended December 31, 2007 or December 31, 2006.  We did not have an employment agreement with our former chief executive officer, Mr. Engelbrecht, and did not compensate Mr. Engelbrecht for his services as chief executive officer.  We do not currently have an employment agreement with Mr. Levinsohn, our current chief executive officer, nor do we compensate him for his services as our chief executive officer.  However, we intend to enter into an employment agreement with him in the future.

Mobicom Korea has two joint chief executive officers, Messrs. Kyung Hoon Ahn and Young Jae Lee.  Neither Mr. Ahn nor Mr. Lee received compensation from Mobicom Korea for their services in excess of $100,000 for the year ended December 31, 2007.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers have or received any equity awards, including, options, restricted stock or other equity incentives, as of December 31, 2007.

Director Compensation

Other than the reimbursement of actual and ordinary out-of-pocket expenditures, we did not compensate any of our directors for their services as directors during 2007, nor do we have any such compensation arrangements currently in place.  In the future, we may adopt a policy of paying directors a fee for their attendance at board and committee meetings.

We plan to enter into indemnification agreements with each of our directors (and our executive officers) on terms which we believe are reasonable and customary and comparable to those entered into by other publicly-traded companies in the United States.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

As of March 31, 2008, we had 52,222,034 shares of common stock outstanding.  The following table sets forth information regarding the beneficial ownership of our common stock as of that date with respect to (i) our named executive officers and directors; (ii) our named executive officers and directors as a group; and (iii) all persons which we, pursuant to filings with the SEC and our stock transfer record by each person or group, know to own more than 5% of the outstanding shares of our common stock.  Under SEC rules, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security.  A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as warrants or options to purchase shares of our common stock. Unless otherwise noted, each person has sole voting and investment power over the shares indicated below subject to applicable community property law.  Each stockholder, unless otherwise indicated, may be contacted at our corporate offices unless otherwise indicated in the footnotes below.  Unless otherwise stated in the table below, the address of each beneficial owner is Satellite Security Corporation, 3328 Granada Ave, San Diego, California 92104.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Class Beneficially Owned
Officers and Directors
Zirk Engelbrecht, Director (1)	1,030,000	1.97%

Sung Hwan Park, Director Jamwon 63-2 Shinbanpo Chunggu Apt. 101-506, Secho-gu, Seoul Korea	2,000,000	3.8%

Young Jae Lee, Director and Joint Chief Executive Officer of Mobicom Korea Lake Place 133-701 Jamsil-Dong 44, Songpa-Gu, Seoul, Korea	3,900,000	7.5%

Kyung Hoon Ahn, Director and Joint Chief Executive Officer of Mobicom Korea Yeoksam-Dong 685-19, Kangnam-gu, Seoul, Korea	2,200,000	4.2%

Michael Levinsohn, Director and Chief Executive Officer 607 Ashwood Drive, Cedar Lake Estate, Fourways, Johannesburg, South Africa	1,000,000	1.9%

All current directors and executive officers as a group (five person)	10,130,000	19.4%

5% Stockholders

Young Jae Lee Lake Place 133-701 Jamsil-Dong 44, Songpa-Gu, Seoul, Korea	3,900,000	7.5%

Oh Jea Hyoung Chorok Apt. 101-604, Hwagok 3-dong 1139, Kangseo-Gu, Seoul, Korea	3,066,000	5.9%

Jeon Seong Yong Daelim Apt 2-507, Jamwon-dong, Seocho-gu, Seoul, Korea	2,982,000	5.7%

Pacific Horizon Holdings Co., Ltd. Younhji Bldg. 3 Fl. Chungdam-dong Gangnam-gu, Seoul, Korea	2,632,208	5.0%

(1) Includes 1,000,000 shares owned by WealthMakers, Ltd. in which company Mr. Engelbrecht serves as Chief Executive Officer.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

As explained in greater detail in our previous filings with the SEC, including in our Current Report on Form 8-K filed with SEC on July 2, 2007, on June 29, 2007 we entered into the Noteholders Agreement with the Noteholders pursuant to which we agreed to consent to the Noteholders foreclosure on, and to transfer to the Noteholders, substantially all of our assets including the stock of our subsidiary entities.  In exchange, the Noteholders agreed to, among other things, convert all outstanding amounts due and all obligations under the Notes into an aggregate of 2,000,000 shares of our common stock, waive all breaches, defaults, penalties, accrued and unpaid interest, charges, fees and costs, and cancel all outstanding warrants issued to the Noteholders in connection with the Notes.  Further, in exchange for certain covenants of Mr. Engelbrecht with respect to the assumption of certain of the Company's liabilities, the performance of services for the Company and indemnification of the Company from certain liabilities, the Noteholders each agreed to reimburse Mr. Engelbrecht for certain expenses incurred in an amount up to $150,000 and to transfer to Mr. Engelbrecht or his designee 50% or 1,000,000 shares of the 2,000,000 shares of the Company's common stock issuable to the Noteholders upon conversion of the Notes.  In our Current Report on Form 8-K filed with the SEC on September 18, 2007, we reported that on September 14, 2007, the transactions contemplated under the Noteholders Agreement were consummated.

On November 30, 2007, we entered into the Exchange Agreement with Mobicom Korea and all of Mobicom Korea’s stockholders.  We completed the transactions contemplated by the Exchange Agreement on December 31, 2007.  In connection with the Share Exchange, four individuals were appointed to our board of directors.  Under the terms of the Exchange Agreement we acquired the business of Mobicom Korea through an acquisition of all of its outstanding stock from its stockholders.  In exchange we issued, in the aggregate, 50,000,000 shares of newly issued common stock to the Mobicom Korea stockholders.  Immediately following the closing of the Share Exchange, Mobicom Korea became our wholly owned subsidiary and the Mobicom Korea stockholders owned approximately 96% of our outstanding stock.  At the closing, we issued shares of our common to the individuals being appointed to our board of directors in exchange for their shares of Mobicom Korea stock.  See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT," above.

In September 2007, Mobicom Korea purchased $774,968 worth of computer hardware from a significant shareholder in exchange for 1,462,000 shares of its common stock.

In March 2007, Mobicom Korea purchased software from a significant shareholder totaling $1,253,140 through the issuance of a note payable due in five equal annual installments beginning December, 2008 payable at 5% interest.  As of September 30, 2007, interest accrued on the note payable totaled $36,736.  In October 2007, the software was returned to the shareholder and the note payable was cancelled.

From September 2007 to December 2007, Mobicom Korea loaned one of its employees an aggregate amount of $11,026, which is secured by the employee’s salary

From September 2007 to December 2007, one of the officers of Mobicom Korea advanced $221,570 to Mobicom Korea for operating expenses.  The advances are unsecured, interest free and payable on demand.

Parent Companies

We do not have a parent company.

Director Independence

Our board of directors currently consists of five members, Messrs. Ahn, Engelbrecht, Lee, Levinsohn and Park, none of which, other than Mr. Park, are currently considered independent under the definition of independence used by any national securities exchange or any inter-dealer quotation system.

ITEM 13.	EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and among Celtron International, Inc., Celtron Satellite Acquisition Corp., Satellite Security Systems, Inc., and Opus International, LLC, dated December 9, 2005 (1)
2.1
Share Exchange Agreement dated as of November 30, 2007, by and among Satellite Security Corporation, a Nevada corporation, Mobicom Korea Co., Ltd., a Korean corporation (fka AIMMS Co., Ltd.), and the holders of the outstanding common stock of Mobicom Korea Co., Ltd., identified on the signature pages hereto (2)

3.1	Amended and Restated Articles of Incorporation (3)
3.2	Bylaws (4)
11.1**	Statement Re: Computation of Earnings Per Share
14.1	Code of Ethics (4)
21.1*	Subsidiaries of the Small Business Issuer
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Executive Officer
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Financial Officer
32.1*	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer
32.2*	Certification pursuant to 18 U.S.C. §1350 by Chief Financial Officer
# Management contract or compensatory plan or arrangement
* Filed as an exhibit to this report
** Included within the financial statements filed in this report
(1) Incorporated herein by reference to the registrant's Form 8-K filed on December 16, 2005
(2) Incorporated herein by reference to the registrant's Form 8-K filed on December 4, 2007
(3) Incorporated herein by reference to the registrant's Form SB-2 filed on August 28, 2006
(4) Incorporated herein by reference to the registrant's Form 10-KSB filed on April 19, 2006
(5) Incorporated herein by reference to the registrant's Form 10-QSB filed on May 22, 2006
(6) Incorporated herein by reference to the registrant's Form 8-K filed on July 18, 2006
(7) Incorporated herein by reference to the registrant's Form 10-QSB filed on August 11, 2006
(8) Incorporated herein by reference to the registrant's Form 8-K filed on March 9, 2007

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We paid an aggregate of $35,000 to our principal accountant, Gruber & Company, LLC., for the annual audit and reviews of our annual financial statements included in our Form 10-QSBs, and for services normally provided in connection with such filings for the fiscal year ended December 31, 2007. We paid an aggregate of $103,900 to our former principal accountant, Tauber & Balser P.C., for the annual audit and reviews of our annual financial statements included in our Form 10-QSBs, and for services normally provided in connection with such filings for the fiscal year ended December 31, 2006.

Audit-Related Fees, Tax Fees, All Other Fees

Other than the fees set forth under "Audit Fees," above, we paid $0 and $4,042  to our principal accountant for audit-related services; tax compliance, tax advice or tax planning services for the fiscal years ended December 31, 2007 and 2006, respectively.

Audit Committee Pre-Approval Policies

We do not have an audit committee.  See "ITEM 9—DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT—Audit Committee," above.  Our board of directors has approved all of the fees paid and identified herein to our principal accountant and will continue to do so until we establish an audit committee.  Once we establish an audit committee, we intend to adopt pre-approval policies and procedures for payments to our principal accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 15, 2008		SATELLITE SECURITY CORPORATION

	By:	/s/ Michael Levinsohn
Michael Levinsohn, Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ / Michael Levinsohn		April 15, 2008
Michael Levinsohn	Chief Executive Officer and Director (principal executive officer, principal financial officer and principal accounting officer)

/s/ / Kyung Hoon Ahn	Director	April 15, 2008
Kyung Hoon Ahn

/s/ / Zirk Engelbrecht	Director	April 15, 2008
Zirk Engelbrecht

/s/ / Young Jae Lee	Director	April 15, 2008
Young Jae Lee

/s/ / Sung Hwan Park	Director	April 15, 2008
Sung Hwan Park