Form 10-Q
period 2008-03-31
Mobicom CORP
filed 2008-05-13
CIK 1084088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________to __________

Commission file number 000-28739

Mobicom Corporation
(Exact name of registrant as specified in its charter)

Nevada	91-1903590
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3328 Granada Ave, San Diego, CA 92104
(Address of principal executive offices)

(619) 977-1515
(Issuer's telephone number)

____________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period for which the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☐	Accelerated Filer ☐
Non-accelerated filer☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

On April 23, 2008, the registrant had outstanding 52,222,034 shares of common stock, which is the registrant's only class of common equity.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Mobicom Corporation and It’s Sole Subsidiary
Mobicom Korea
Consolidated Balance Sheet
(Unaudited)

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
	United States	South Korean	United States	South Korean
	Dollars	Won	Dollars	Won
Assets

Current assets
Cash and cash equivalents	$38,857	$35,351,405	$148,812	$135,385,741
Accounts receivable	1,130,680	1,028,667,177	60,454	55,000,000
Prepayments	31,404	28,570,897	-	-
Loan to related party	18,118	16,482,967	-	-
Total current assets	1,219,059	1,109,072,446	209,266	190,385,741

Property and equipment, net	770,473	700,959,140	25,090	22,826,364
Deposits	173,196	157,569,592	33,635	30,600,000

Total assets	$2,162,728	$1,967,601,178	$267,991	$243,812,105

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued expenses	$1,006,281	$915,491,415	$14,539	$13,227,692
Advances from related parties	301,171	273,999,000	-	-
Total current liabilities	1,307,452	1,189,490,415	14,539	13,227,692

Total liabilities	1,307,452	1,189,490,415	14,539	13,227,692

Stockholders' equity
Common stock, 250,000,000 shares authorized,par value $.001, 52,222,034 shares issued and outstanding	57	52,222	219,834	200,000,000
APIC	1,023,270	930,947,778	-	-
Other comprehensive loss	(3,033)	-	-	-
Accumulated deficit	(165,018)	(152,889,237)	33,617	30,584,413
Total stockholders' equity	855,276	778,110,763	253,451	230,584,413

Total liabilities and stockholders' equity	$2,162,728	$1,967,601,178	$267,991	$243,812,105

The accompanying notes are an integral part of these consolidated financial statements.

Mobicom Corporation and It’s Sole Subsidiary
Mobicom Korea
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
	United States	South Korean	United States	South Korean
	Dollars	Won	Dollars	Won

Revenues	$1,382,858	$1,258,092,664	$54,959	$50,000,000

Expenses
Depreciation and amortization	43,065	39,179,348	-	-
Salaries, wages and benefits	163,250	148,521,300	898	816,740
Commissions and fees	856,704	779,409,653	2,351	2,139,119
Occupancy expenses	28,646	26,061,414	6,325	5,754,769
Interest expense	-	-	-	-
Supplies and server maintenance	20,375	18,536,490	384	349,665
Research and development	-	-	5,496	5,000,000
Taxes and dues	2,461	2,238,620	3,569	3,246,600
Freight expense	2,317	2,108,000	-	-
Other expenses	24,867	22,623,735	2,318	2,108,694

Total expenses	1,141,684	1,038,678,560	21,341	19,415,587

Operating profit	241,173	219,414,104	33,617	30,584,413

Other expenese, net of other income	(113)	(102,736)	-	-

Net income	$241,060	$219,311,368	$33,617	$30,584,413

Basic and diluted loss per common share	0.005	4.200	0.018	16.426

Weighted average number of common shares used in per share calculations	52,222,034	52,222,034	1,862,000	1,862,000

The accompanying notes are an integral part of these consolidated financial statements.

Mobicom Corporation and It’s Sole Subsidiary
Consolidated Statements of Cash Flows from Operations
(Unaudited)

	Three Months Ended Ended March 31, 2008		Three Months Ended Ended March 31, 2007
	United States	South Korean	United States	South Korean
	Dollars	Won	Dollars	Won
Cash flows used for operating activities
Net profit	$241,060	$219,311,368	$33,617	$30,584,413
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	43,065	39,179,348	-	-
Changes in operating assets and liabilities
Increase in accounts receivable	(1,100,133)	(1,000,876,511)	(60,454)	(55,000,000)
Increase in prepayments	(20,519)	(18,668,108)	-	-
Increase in accounts payable and accrued expenses	933,227	849,028,511	14,539	13,227,692

Cash flows used for operating activities	96,699	87,974,608	(12,297)	(11,187,895)

Cash flows from financing activities
Advances from related parties	71,446	65,000,000	-	-
Proceeds from issuance of common stock	-	-	219,834	200,000,000

Cash flows from financing activities	71,446	65,000,000	219,834	200,000,000

Cash flows from investing activities
Purchase of property and equipment	(33,525)	(30,500,000)	(25,090)	(22,826,364)
Increase in deposits	(131,900)	(120,000,000)	(33,635)	(30,600,000)
Loan to related party	(6,686)	(6,082,967)	-	-

Cash flows from investing activities	(172,111)	(156,582,967)	(58,725)	(53,426,364)

Increase in cash and cash equivalents	(3,966)	(3,608,359)	148,812	135,385,741

Cash and cash equivalents - Beginning of period	42,823	38,959,764	-	-

Cash and cash equivalents - End of period	$38,857	$35,351,405	$148,812	$135,385,741

The accompanying notes are an integral part of these consolidated financial statements.

MOBICOM CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1- Basis of Presentation

The accompanying consolidated financial statements of Mobicom Corporation, a Nevada corporation, and its wholly-owned subsidiary, Mobicom Korea (together, the "Company," "us," "we," or "our"), as of March 31, 2008 and for the three months ended March 31, 2008 and 2007, respectively, are unaudited.  The official accounting records of the Company are expressed in Korean Won and are maintained in accordance with the relevant laws and regulations of the Republic of Korea.  The accounting principles and reporting practices followed by the Company and generally accepted in Korea ("Korean GAAP") may differ in certain respects from accounting principles and reporting practices generally accepted in the United States.  To conform more closely to presentations customary in filings with the Securities and Exchange Commission of the United States of America, the accompanying financial statements have been restructured and translated into English for the convenience of the readers of financial statements.  The conversion into U.S. dollars was made at the rate of W990.307 to US$1 effective as of the last business day of the period ended March 31, 2008.  Such conversion into U.S. dollars should not be construed as representations that the Korean Won amounts could be converted into U.S. dollars at the above or any other rate.

In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented.  Certain prior year amounts may have been reclassified to conform to current period presentation.

The information contained in the following condensed notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2007 of the Company. It should be understood that the accounting measurements at an interim date inherently involve greater reliance on estimates than at year-end.  The results of operations for interim periods presented are not necessarily indicative of operating results for the entire year.

Note 2-Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the financial statements, although the Company had increased revenues and a net profit of $241,060 for the three months ended March 31, 2008; during the period from February 17, 2007 through December 31, 2007 the Company incurred losses from operations of $393,972.  In addition, the Company had a working capital deficit of $88,393 at March 31, 2008.  The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2008, the Company did not have any cash equivalents.

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

Impairment of Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", the Company evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized.  As of March 31, 2008, no impairment loss has been recognized.

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their grant-date fair values. Pro forma disclosure is no longer an alternative.

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

 New Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. We are currently evaluating the impact of adopting FSP FAS 157-2 for non-financial assets and non-financial liabilities on our financial position, cash flows, and results of operations.

We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.

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

Note 4- Plant and Equipment, net

March 31, 2008
US$
Cost
Office equipment	54,879
Computer equipment	817,592
872,470

Accumulated depreciation
Office equipment	7,749
Computer equipment	94,248
101,997
Carrying value
Office equipment	47,129
Computer equipment	723,344
770,473

Depreciation expense for the three months ended March 31, 2008 was approximately $43,065.

Note 6-Loans to Related Party

The Company has a short term loan receivable from two employees of the Company.  From September 2007 through March 31, 2008, the Company loaned $18,118 to the employees.  The loan is secured by the employees’ salary.

Note 7-Related Party Transactions

As of March 31, 2008, and for the year then ended, the Company has the following transactions and balances with related parties.

The Company purchased computer hardware in 2007 from its major shareholder totaling $774,968 in exchange for 1,462,000 shares of its common stock.

An officer of the Company advanced $301,171 from September 2007 through March 31, 2008 for operating expenses.

Note 8-Subsequent Events

On April 28, 2008 the Company mailed a consent solicitation statement to each of the holders of record of the Company’s common stock as of the close of business on April 25, 2008 seeking to elect each of Kyung Hoon Ahn, Young Jae Lee, Michael Levinsohn and Sung Hwan Park to the board of directors; and change the Company's name from "Satellite Security Corporation" to "Mobicom Corporation."  On May 6, 2008, the Company received consents from its stockholders representing the requisite number of shares of the Company’s outstanding common stock as of the record date to approve both actions.  Accordingly, on May 7, 2008, the Company’s name was changed with the Secretary of State of Nevada to Mobicom Corporation.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "ITEM 1A. RISK FACTORS," below, and elsewhere in this report.  In some cases, you can identify forward looking statements by terms such as "may," "intend," "might," "should," "could," "would," "expect," "believe," "anticipate," "estimate," "predict," "potential," or the negative of these terms, and similar expressions are intended to identify forward-looking statements.  Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  The forward-looking statements in this report are based upon management's current expectations and beliefs, which management believes are reasonable.

In this report, unless the context indicates otherwise, the terms "Company," "we," "us," and "our" refer to Mobicom Corporation, a Nevada corporation, and its subsidiary, Mobicom Korea.

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

Plan of Operations

Mobicom Korea established its current business on February 17, 2007.  Mobicom Korea funded its initial operations including working capital, capital equipment, software and related technology through financing transactions involving the issuance of debt and equity securities.  The outstanding shares of Mobicom Korea were subsequently exchanged into shares of our common stock pursuant to a share exchange transaction in December 2007.

At March 31, 2008, Mobicom Korea was generating monthly cash flow from operations sufficient to meet its operating expenses.  Management intends to finance its operating activities through increased operating income.  Mobicom Korea has submitted several proposals which are currently being reviewed by potential customers and, if obtained, would substantially increase revenues and operating income.  Initial indications are that these proposals have been well received; however no firm contracts for these contracts are in place at this time and we cannot assure you that we will be successful in securing these projects.

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

RESULTS OF OPERATIONS

Revenues

Revenues were $1,382,858 for the three months ended March 31, 2008, compared to $54,959 for the same period in 2007. Revenues increased $1,327,899 or 2416% for the three months ended March 31, 2008, compared to the same period in 2007. The increases were primarily due to the successful launch of full scale operations after the initial period which began February 17, 2007.

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

General and Administrative

General and administrative expenses include payroll and related employee benefits, and other headcount-related costs associated with finance, sales, marketing, facilities, and legal and other administrative fees.  General and administrative costs were $1,141,684 for the three months ended March 31, 2008 compared with $15,845 for the same period in 2007. General and administrative expenses increased $1,125,839 or 7105%, for the three months ended March 31, 2008 compared to the same period a year ago.  The increases in general and administrative expenses were primarily due to the launch of full scale operations after the initial period which began February 17, 2007.

Research and Development

Research and development expenses include payroll and other costs associated with software development, product design and outsourcing.  Research and development expenses were $0 for the three months ended March 31, 2008, compared to $5,496 for the same period in 2007.  The decrease was due to the completion of research and development projects in 2007 and no such projects during the same period in 2008.

Other Income (Expense)

Other expense was $113 for the three months ended March 31, 2008 compared to $0 for the same period in 2006.

Net Income

Net income includes operating profit and other income (expense).  We recorded net income of $241,060 for the three months ended March 31, 2008 compared to net income of $33,617 for the same period in 2007.  The increase in net income for the three months ended March 31, 2008 as compared to the same period of 2007 was due to an increase in operating profit, as a result of an increase revenue of $1,327,899 offset by an increase in operating costs of $1,120,343, further offset by other expense of $113.

Liquidity and Capital Resources

On March 31, 2008, we had cash of $38,857 and accounts receivable, net of allowance for doubtful accounts, of $1,130,680.  Our working capital deficit as of March 31, 2008 was $88,393 compared to working capital of $194,727 at December 31, 2007.

Net cash used in operating activities during the three months ended March 31, 2008 was $96,699.  The primary source of cash from operating activities was the increase in accounts payable of $933,227. The primary use of cash from operating activities was an increase in accounts receivable of $1,100,133.

There was $71,446 net cash from financing activities during the three months ended March 31, 2008.  The source of cash from financing activities was an advance from a related party.

Net cash used in investing activities during the three months ended March 31, 2008 was $172,111.  The primary uses of cash from investing activities were $33,525 for the purchase of property and equipment; $131,900 in new deposits, primarily related to a new facility lease; and $6,686 in loans to an employee.  There are no significant capital expenditures planned by the Company within the foreseeable future.

Our current sources of liquidity are positive cash flows from operations.  We have no other credit facilities available to use at this time.

As of March 31, 2008 our operations were generating nominal positive cash flow on a monthly basis.  Based on the current budget forecasts, management believes that Mobicom Korea will not require substantial outside funding in the near future.  We intend to manage our expenses and cover our monthly costs from operations on an ongoing basis.  As the scope of our activities expands, new personnel will be hired. Because the mobile phone and Internet markets are primarily service and not fixed asset based, people will play an increasingly important role in our operations. Nonetheless, we will endeavor to manage operating expenses so they are commensurate with the growth of our business.

However, as noted above, we had a working capital deficit at March 31, 2008.  We do not have the capital resources to sustain a significant disruption in our revenues or overcome a substantial unexpected operating expense.  There are no agreements or arrangements for a financing in place at this time, and no assurances can be given concerning whether we will receive additional financing or as to the terms of any financing.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Intentionally omitted pursuant to Item 305(e) of Regulation S-K.

ITEM 4.	CONTROLS AND PROCEDURES

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

Under the supervision of our Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer concluded that as of March 31, 2008, the design and operation of such disclosure controls and procedures were not effective at the reasonable assurance level because of material weaknesses in those controls and procedures.

Material Weaknesses.

Because we did not have any materials operations from the period of March 3, 2007 until our acquisition of Mobicom Korea on December 31, 2007, we did not have material financial operations and our requirements for internal controls were limited during our fiscal year ended December 31, 2007.  In connection with our acquisition of Mobicom Korea we acquired substantial new operations, including international operations, new accounting systems, new financial personnel, and new financial procedures for which we had not implemented controls as of March 31, 2008.  We anticipate implementing internal controls and testing against a standardized framework over the next few fiscal quarters.

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

ITEM 1A.	RISK FACTORS

There have not been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-KSB.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE

On April 28, 2008, the Company mailed a consent solicitation statement to each of the holders of record of the Company’s common stock as of the close of business on April 25, 2008.  The consent solicitation statement solicited the consent of the Company's stockholders to (i) elect each of Kyung Hoon Ahn, Young Jae Lee, Michael Levinsohn and Sung Hwan Park to the board of directors; and (ii) change the Company's name from "Satellite Security Corporation" to "Mobicom Corporation."  On May 6, 2008, the Company received consents from its stockholders representing the requisite number of shares of the Company’s outstanding common stock as of the record date to approve both actions.  Accordingly, on May 7, 2008, the Company filed a certificate of amendment to its article of incorporation with the Secretary of State of Nevada to change the name of the corporation to Mobicom Corporation.  For more information regarding the consent solicitation statement, please see the Definitive Schedule 14A filed by the Company with the Securities and Exchange Commission on April 28, 2008.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1*	Certification of Periodic Report by the Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Periodic Report by the Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C, Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C, Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*  Filed as an exhibit to this report

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mobicom Corporation

Dated: May 13, 2008	By:	/s/ Michael Levinsohn
Michael Levinsohn
Chief Executive Officer
(Principal Executive and Principal Financial Officer)