Form 10-Q
period 2008-06-30
Mobicom CORP
filed 2008-08-19
CIK 1084088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:	June 30, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:	______________________ to __________________________________

Commission File Number:	000-28739

MOBICOM CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	91-1903590
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3328 Granada Ave, San Diego, California	92104
(Address of principal executive offices)	(Zip Code)

(619) 977-1515

(Registrant’s telephone number, including area code)

Satellite Security Corporation

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non- accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at August 15, 2008
Common Stock	52,222,034 shares

PART I — FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

Mobicom Corporation
and its sole subsidiary
Mobicom Korea
Consolidated Balance Sheet

	Six Months Ended June 30, 2008		Year Ended December 31, 2007
	(unaudited)		(audited)
	United States	South Korean	United States	South Korean
	Dollars	Won	Dollars	Won
Assets

Current assets
Cash and cash equivalents	$10,211	$10,690,344	$41,303	$38,959,764
Accounts receivable	2,362,433	2,473,444,051	29,462	27,790,666
Prepayments	61,763	64,665,018	10,320	9,734,822
Loan to related party	15,282	16,000,000	11,026	10,400,000
Other current assets	1,144	1,198,217	178	167,967
Total current assets	2,450,833	2,565,997,630	92,289	87,053,219

Property and equipment, net	642,496	672,686,643	752,321	709,638,488
Deposits	217,356	227,569,592	39,829	37,569,592

Total assets	$3,310,685	$3,466,253,865	$884,440	$834,261,299

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued expenses	$1,794,275	$1,878,587,546	$70,460	$66,462,904
Advances from related parties	339,066	354,999,000	221,570	208,999,000
Other current liabilities	3,820	4,000,000	-	-
Total current liabilities	2,137,161	2,237,586,546	292,030	275,461,904

Total liabilities	2,137,161	2,237,586,546	292,030	275,461,904

Stockholders' equity
Common stock, 250,000,000 shares authorized, par value $.001, 52,222,034 shares issued and outstanding	50	52,222	55	52,222
Additional paid in capital	889,166	930,947,778	986,942	930,947,778
Other comprehensive loss	(3,033)	-	-	-
Accumulated earnings	287,341	297,667,319	(394,587)	(372,200,605)
Total stockholders' equity	1,173,524	1,228,667,319	592,410	558,799,395

Total liabilities and stockholders' equity	$3,310,685	$3,466,253,865	$884,440	$834,261,299

Mobicom Corporation
and its sole subsidiary
Mobicom Korea
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2008		June 30, 2007		June 30, 2008		June 30, 2007
	United States	South Korean	United States	South Korean	United States	South Korean	United States	South Korean
	Dollars	Won	Dollars	Won	Dollars	Won	Dollars	Won

Revenues	$1,659,430	$1,737,406,124	$11,491	$10,596,874	$2,861,058	$2,995,498,788	$65,709	$60,596,874

Expenses
Depreciation and amortization	38,360	40,162,497	-	-	75,781	79,341,845	-	-
Salaries, wages and benefits	189,801	198,720,203	48,970	45,159,700	331,657	347,241,503	49,855	45,976,440
Commissions and fees	891,571	933,466,223	70,664	65,165,617	1,636,000	1,712,875,876	72,983	67,304,736
Occupancy expenses	39,560	41,419,057	18,993	17,515,400	64,452	67,480,471	25,233	23,270,169
Interest expense	-	-	-	-	-	-	-	-
Supplies and server maintenance	14,444	15,122,790	3,102	2,861,084	32,149	33,659,280	3,482	3,210,749
Research and development	-	-	-	-	-	-	5,422	5,000,000
Taxes and dues	5,465	5,722,140	760	700,800	7,603	7,960,760	4,280	3,947,400
Freight expense	407	426,070	-	121,500.00	2,420	2,534,070	999	921,500.00
Other expenses	48,524	50,804,578	3,616	3,334,208	70,133	73,428,313	5,035	4,642,902

Total expenses	1,228,134	1,285,843,558	146,104	134,858,309	2,220,195	2,324,522,118	167,290	154,273,896

Operating profit	431,296	451,562,566	(134,614)	(124,261,435)	640,863	670,976,670	(101,580)	(93,677,022)

Other expenese, net of other income	(961)	(1,006,010)	1.42	1,310.00	(1,059)	(1,108,746)	1.42	1,310.00

Net profit	$430,335	$450,556,556	$(134,612)	$(124,260,125)	$639,804	$669,867,924	$(101,579)	$(93,675,712)

Basic and diluted loss per common share	0.008	8.628	(0.072)	(66.735)	0.012	12.827	(0.055)	(50.309)

Weighted average number of common shares used in per share calculations	52,222,034	52,222,034	1,862,000	1,862,000	52,222,034	52,222,034	1,862,000	1,862,000

Mobicom Corporation
and its sole subsidiary
Mobicom Korea
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended		Six Months Ended
	June 30, 2008		June 30, 2007
	United States	South Korean	United States	South Korean
	Dollars	Won	Dollars	Won
Cash flows used for operating activities
Net profit/(loss)	$639,804	$669,867,924	$(101,579)	$(93,675,712)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	75,781	79,341,845	-	-
Changes in operating assets and liabilities	-	-	-	-
Increase in accounts receivable	(2,335,890)	(2,445,653,385)	(7,947)	(7,328,280)
Increase in prepayments	(52,304)	(54,762,229)	(4,165)	(3,841,108)
Increase in other current assets	(1,144)	(1,198,217)	-	-
Increase in other current liabilities	3,820	4,000,000	1,623	1,497,020
Increase in accounts payable and accrued expenses	1,730,795	1,812,124,642	9,174	8,460,298

Cash flows used for operating activities	60,861	63,720,580	(102,893)	(94,887,782)

Cash flows from financing activities
Advances from related parties	139,447	146,000,000	43,375	40,000,000
Proceeds from issuance of common stock	-	-	216,874	200,000,000

Cash flows from financing activities	139,447	146,000,000	260,249	240,000,000

Cash flows from investing activities
Purchase of property and equipment	(40,487)	(42,390,000)	(30,963)	(28,553,637)
Increase in deposits	(181,473)	(190,000,000)	(33,182)	(30,600,000)
Loan to related party	(5,349)	(5,600,000)	-	-

Cash flows from investing activities	(227,309)	(237,990,000)	(64,144)	(59,153,637)

Increase/(decrease) in cash and cash equivalents	(27,001)	(28,269,420)	93,211	85,958,581

Cash and cash equivalents - Beginning of period	37,211	38,959,764	-	-

Cash and cash equivalents - End of period	$10,211	$10,690,344	$93,211	$85,958,581

MOBICOM CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1- Basis of Presentation

The accompanying consolidated financial statements of Mobicom Corporation, a Nevada corporation, and its wholly-owned subsidiary, Mobicom Korea, a Korean corporation (together, the "Company," "us," "we," or "our"), as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007, respectively, are unaudited.  The official accounting records of the Company are expressed in Korean won and are maintained in accordance with the relevant laws and regulations of the Republic of Korea.  The accounting principles and reporting practices followed by the Company and generally accepted in Korea ("Korean GAAP") may differ in certain respects from accounting principles and reporting practices generally accepted in the United States ("US GAAP").  To conform more closely to presentations customary in filings with the Securities and Exchange Commission of the United States of America ("SEC"), the accompanying financial statements have been restructured and translated into English for the convenience of the readers of financial statements.  The conversion into U.S. dollars was made at the rate of W1046.9901 to US$1 effective as of the last business day of the period ended June 30, 2008.  Such conversion into U.S. dollars should not be construed as representations that the Korean won amounts could be converted into U.S. dollars at the above or any other rate.

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

Note 2-Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the financial statements, although the Company had increased revenues and a net profit of $639,804 for the six months ended June 30, 2008; during the period from February 17, 2007 through December 31, 2007 the Company incurred losses from operations of $393,972.  The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2008, the Company did not have any cash equivalents.

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

Impairment of Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", the Company evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment. If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized.  As of June 30, 2008, no impairment loss has been recognized.

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

Earnings/(Losses) Per Share

Basic earnings (loss) per share is computed by dividing the earnings for the year by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by including other potential common stock, including stock options and warrants, in the weighted average number of common shares outstanding for a period, if dilutive.

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

New Accounting Pronouncements

In February 2008, FASB issued FASB Staff Position ("FSP") No. FAS 157-2, "Effective Date of FASB Statement No. 157" ("FSP FAS 157-2"), which delays the effective date SFAS No. 157, "Fair Value Measurements" for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. We are currently evaluating the impact of adopting FSP FAS 157-2 for non-financial assets and non-financial liabilities on our financial position, cash flows, and results of operations.

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

Note 4- Plant and Equipment, net

June 30, 2008
US$
Cost
Office equipment	55,031
Computer equipment	713,852
768,884

Accumulated depreciation
Office equipment	7,432
Computer equipment	118,956
126,388
Carrying value
Office equipment	47,599
Computer equipment	594,897
$642,496

Depreciation expense for the six months ended June 30, 2008 was approximately $75,781.

Note 6-Loans to Related Party

The Company has a short term loan receivable from two employees of the Company.  From September 2007 through June 30, 2008, the Company loaned $15,282 to these two employees.  These loans are secured by the employees' salary.

Note 7-Related Party Transactions

As of June 30, 2008, the Company has the following transactions and balances with related parties.

The Company purchased computer hardware in 2007 from its major shareholder totaling $774,968 in exchange for 1,462,000 shares of its common stock.

An officer of the Company advanced $339,066 from September 2007 through June 30, 2008 for operating expenses.

Note 8-Subsequent Events

None.

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

In this report, unless the context indicates otherwise, the terms "Company," "we," "us," and "our" refer to Mobicom Corporation, a Nevada corporation, and its subsidiary, Mobicom Korea, a Korean corporation.

The following discussion and analysis of the consolidated financial condition and results of operations should be read with our consolidated financial statements and related notes appearing elsewhere in this report.

Overview

Mobicom Corporation acquired all of the outstanding shares of Mobicom Korea in a share exchange transaction that closed on December 31, 2007.  Prior to this acquisition and since March 7, 2007, Mobicom Corporation did not have any business operations. Since the share exchange transaction, our primary business has been the operations conducted by Mobicom Korea in the development and sale of proprietary, interactive applications and services for the mobile telephone industry that generate transaction based revenue and aggregate end user data. Specifically, Mobicom Korea provides mobile membership marketing services, customized data base services, data indexed services and online marketing and promotional services to its customers.

Mobicom Korea established its current business on February 17, 2007.  At June 30, 2008, Mobicom Korea was generating monthly cash flow from operations sufficient to meet its operating expenses.

Management believes that there are significant opportunities to cross sell the products and services offered by Mobicom Korea into other markets and to sell new products and services into the Korean market. Management also believes that critical mass is a significant factor in the growth and sustainability of service providers in the mobile phone and Internet markets and to be successful we must clearly define strategies to achieve critical mass and to reach installed user bases.  From time to time, we evaluate opportunities to consolidate and aggregate marketing activities and databases in the mobile phone and Internet markets, particularly by offering brand owners tangible and measurable channels to market.

Management also believes that in order to grow our business, both merger and or acquisition opportunities need to be identified and explored. In this regard, management continues to evaluate prospects for acquisitions and subject to availability of resources, management intends pursuing such prospects in the near future.

RESULTS OF OPERATIONS

Mobicom Korea did not establish its current business until February 17, 2007.  Therefore, the comparison of our results of operations for the three and six month periods ended June 30, 2007 with our results of operations for the three and six month periods ended June 30, 2008, are generally not meaningful.

Revenues

Revenues were $1,659,430 for the three months ended June 30, 2008, compared to $11,491 for the same period in 2007.  Revenues were $2,861,058 for the six months ended June 30, 2007 compared to $65,709 for the same period in 2007.  Revenues increased $2,795,348 or 4,254% for the six months ended June 30, 2008, compared to the same period in 2007.  The increases in revenue were due to the successful launch of full scale operations after the initial period which began February 17, 2007.

Revenues were derived primarily from the Consulting Division of Mobicom Korea which provides clients with strategic marketing services, such as Decision Support Systems, which are designed to assist clients in the development of their mobile marketing campaigns. The Decision Support System is then used to analyze the client's position in the market place and in turn to design predictive modeling and consumer purchase programs which are then implemented by our clients.

We have submitted several proposals to potential customers that, if obtained, may increase our revenues.  Initial indications are that these proposals have been well received; however we have no agreements or understandings related to these proposals in place at this time and we cannot assure you that we will be successful in securing these projects.

General and Administrative

General and administrative expenses include payroll and related employee benefits, and other headcount-related costs associated with finance, sales, marketing, facilities, and legal and other administrative fees.  General and administrative costs were $1,228,134 for the three months ended June 30, 2008 compared with $146,104 for the same period in 2007.  General and administrative costs were $2,220,195 for the six months ended June 30, 2008 compared with $161,868 for the same period in 2007.  General and administrative expenses increased $2,047,484 or 1,265%, for the six months ended June 30, 2008 compared to the same period a year ago.  The increases in general and administrative expenses were primarily due to the launch of full scale operations after the initial period which began February 17, 2007.

Research and Development

Research and development expenses include payroll and other costs associated with software development, product design and outsourcing.  Research and development expenses were $0 for the three months ended June 30, 2008, compared to $0 for the same period in 2007.  Research and development expenses were $0 for the six months ended June 30, 2008, compared to $5,422 for the same period in 2007.  The decrease was due to the completion of research and development projects in 2007 and no such projects during the same period in 2008.

Other Income (Expense)

Other expense was $961 for the three months ended June 30, 2008 compared to $1 in other income for the same period in 2007.  Other expense was $1,059 for the six months ended June 30, 2008 compared to $1 in other income for the same period in 2007.  Other expense increased $1,060 for the six months ended June 30, 2008 compared to the same period a year ago.

Net Income

Net income includes income from operations and other expense.  We recorded net income of $430,335 for the three months ended June 30, 2008 compared to net loss of $134,612 for the same period in 2007.  We recorded net income of $639,804 for the six months ended June 30, 2008 compared to net loss of $101,579 for the same period in 2007.  The increase in net profit for the six months ended June 30, 2008 as compared to the same period of 2007 was due to an increase in revenue of $2,795.348 offset by an increase in operating costs of $2,052,905.

Liquidity and Capital Resources

On June 30, 2008, we had cash of $10,211 and accounts receivable, net of allowance for doubtful accounts, of $2,362,433.  Our working capital as of June 30, 2008 was $313,672 compared to a working capital deficit of $199,741 at December 31, 2007.

Net cash used in operating activities during the six months ended June 30, 2008 was $60,861.  The primary source of cash from operating activities was our net income of $639,804 and the increase in accounts payable of $1,730,795. The primary use of cash from operating activities was an increase in accounts receivable of $2,335,890.

There was $139,447 net cash from financing activities during the six months ended June 30, 2008.  The source of cash from financing activities was an advance from a related party.

Net cash used in investing activities during the six months ended June 30, 2008 was $227,309.  The primary uses of cash from investing activities were $40,487 for the purchase of property and equipment; $181,473 in new deposits, primarily related to a new facility lease; and $5,349 in loans to an employee.  There are no significant capital expenditures planned by the Company within the foreseeable future.

Our current source of liquidity is cash flows from operations.  We have no other credit facilities or other sources of liquidity available to us at this time.

At June 30, 2008 our operations were generating nominal positive cash flow on a monthly basis.  Based on the current budget forecasts, management believes that Mobicom Korea will not require substantial outside funding in the near future.  We intend to manage our expenses and cover our monthly costs from operations on an ongoing basis.  As the scope of our activities expands, new personnel will be hired. Because the mobile phone and Internet markets are primarily service and not fixed asset based, people will play an increasingly important role in our operations. Nonetheless, we will endeavor to manage operating expenses so they are commensurate with the growth of our business.

However, we do not have the capital resources to sustain a significant disruption in our revenues or overcome a substantial unexpected operating expense.  There are no agreements or arrangements for a financing in place at this time, and no assurances can be given concerning whether we will receive additional financing or as to the terms of any financing.

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

Under the supervision of our chief executive officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, our chief executive officer concluded that as of June 30, 2008, the design and operation of such disclosure controls and procedures were not effective at the reasonable assurance level because of material weaknesses in our internal controls and procedures.

Material Weaknesses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Because we did not have any material operations from the period of March 3, 2007 until our acquisition of Mobicom Korea on December 31, 2007, we did not have material financial operations and our requirements for internal controls were limited during our fiscal year ended December 31, 2007.  In connection with our acquisition of Mobicom Korea, we acquired substantial new operations, including international operations, new accounting systems, new financial personnel, and new financial procedures for which we had not fully implemented our internal controls as of June 30, 2008.  Accordingly, our chief executive officer identified the following internal control deficiencies during his assessment of our internal control over financial reporting as of June 30, 2008: (i) we have not instituted all elements of an effective program to help prevent and detect fraud by Company employees; (ii) we did not maintain adequate segregation of duties for staff members responsible for recording revenue; and (iii) we have not completed a comprehensive test of material high risk internal controls to confirm these controls are effective.

If the identified material weaknesses are not remediated, one or more of those material weaknesses could result in a material misstatement in our reported financial statements in a future interim or annual period.  We are in the process of attempting to remediate the above noted weaknesses, but that remediation was not complete as of June 30, 2008.  We anticipate that we will complete the implementation of our internal controls and testing against a standardized framework over the next few fiscal quarters.   We will assess the need to take additional actions including, but not limited, to the following: evaluate accounting and control systems to identify opportunities for enhanced controls;  recruit and hire additional staff to provide greater segregation of duty;  evaluate the need for other employee changes; expand executive management's ongoing communications regarding the importance of adherence to internal controls and company policies;  implement an internal auditing function at the Company and its subsidiaries; and evaluate such other actions as our advisors may recommend.

Management does not believe any of its financial statements contain a material error as a result of any material weakness in internal controls.

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

PART II — OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

In the course of business, we have been, and may continue to be, involved in various claims seeking monetary damages and other relief.  The amount of the ultimate liability, if any, from such claims cannot be determined. However, in the opinion of our management, the ultimate liability for any legal claims currently pending against us will not have a material adverse affect on our financial position, results of operations or cash flows.

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

Mobicom Corporation

Dated: August 19, 2008	By:	/s/ Michael Levinsohn
Michael Levinsohn
Chief Executive Officer
(Principal Executive and Principal Financial Officer)