Form 10-Q
period 2008-09-30
Mobicom CORP
filed 2008-11-14
CIK 1084088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____ to _____

Commission file number 000-28739
_____________________
Mobicom Corporation
(Name of small business issuer in its charter)

Nevada	91-1903590
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3328 Granada Ave, San Diego, CA	92104
(Address of principal executive offices)	(Zip Code)

(949) 253-5858
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of November 12, 2008, 52,222,034 shares of the issuer's common stock, par value $0.001 per share, were outstanding.  The common stock is the issuer's only class of stock currently outstanding.

Mobicom Corporation

Quarterly Report on Form 10-Q

For the Three Months Ended September 30, 2008

-i-

FORWARD LOOKING STATEMENTS

In this report, unless the context indicates otherwise, the terms "Mobicom," "Company," "we," "us," and "our" refer to Mobicom Corporation, a Nevada corporation, and its subsidiaries, Mobicom Korea, a Korean corporation; and Mobicom USA Corporation, a Nevada corporation.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the "Securities Act," and Section 21E of the Securities Exchange Act of 1934 or the "Exchange Act."  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under the heading "Risk Factors" and elsewhere in, or incorporated by reference into, this report.

In some cases, you can identify forward looking statements by terms such as "may," "intend," "might," "will," "should," "could," "would," "expect," " believe, " " anticipate, " "estimate," "predict," "potential," or the negative of these terms.  These terms and similar expressions are intended to identify forward-looking statements.  Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.  The forward-looking statements in this report are based upon management's current expectations and belief, which management believes are reasonable.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor or combination of factors, or factors we are aware of, may cause actual results to differ materially from those contained in any forward looking statements.  You are cautioned not to place undue reliance on any forward-looking statements.  These forward-looking statements reflect our expectations as of the date of this report.  Except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

•	our operating costs may increase beyond our current expectations and we may be unable to fully implement our current business plan;
•	our ability to obtain future financing or funds when needed;
•	our ability to successfully obtain a diverse customer base;
•	our ability to protect our intellectual property through patents, trademarks, copyrights and confidentiality agreements;
•	our ability to attract and retain a qualified employee base;
•	our ability to respond to new developments in technology and new applications of existing technology before our competitors;
•	acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions may involve additional uncertainties;
•	our ability to maintain and execute a successful business strategy; and
•	we face other risks described from time to time in periodic and current reports we file with the United States Securities and Exchange Commission, or the "SEC."

Other risks and uncertainties include such factors, among others, as market acceptance and market demand for our products and services, pricing, the changing regulatory environment, the effect of our accounting policies, potential seasonality, industry trends, adequacy of our financial resources to execute our business plan, our ability to attract, retain and motivate key technical, marketing and management personnel, possible disruption in commercial activities occasioned by terrorist activity and armed conflict, and other risk factors detailed in this report and our other SEC filings.  You should consider carefully the statements under "Item 1A. Risk Factors" in "Part II—Other Information" and other sections of this report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements.

-ii-

PART I—FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

Mobicom Corporation
and its subsidiaries
Consolidated Balance Sheet

	Nine Months Ended September 30, 2008	Year Ended December 31, 2007
	(unaudited)	(audited)
Assets

Current assets
Cash and cash equivalents	$10,845	$41,303
Accounts receivable, net allowance of $421,637	1,686,547	29,462
Prepayments	43,086	10,320
Loan to related party	9,612	11,026
Other current assets	593	178
Total current assets	1,750,683	92,289

Property and equipment, net	501,486	752,321
Deposits	188,522	39,829

Total assets	$2,440,691	$884,440

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued expenses	$1,429,704	$70,460
Advances from related parties	1,041,082	221,570
Other current liabilities	3,314	-
Total current liabilities	2,474,100	292,030

Total liabilities	2,474,100	292,030

Stockholders' equity
Common stock, 250,000,000 shares authorized, par value $.001, 52,222,034 shares issued and outstanding	52	55
Additional paid in capital	771,203	986,942
Other comprehensive loss	(125,502)	-
Accumulated earnings	(679,162)	(394,587)
Total stockholders' equity	(33,409)	592,410

Total liabilities and stockholders' equity	$2,440,691	$884,440

Mobicom Corporation
and its subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Revenues, net provision for bad debt	$346,507	$49,904	$3,326,019	$115,214

Operating Expenses
Depreciation and amortization	37,099	127,680	117,217	127,680
Salaries, wages and benefits	236,648	52,527	592,606	102,080
Commissions and fees	398,731	28,980	2,099,566	101,519
Occupancy expenses	49,956	23,045	119,415	48,125
Interest expense	-	36,208	-	36,208
Supplies and server maintenance	11,432	12,698	45,112	16,159
Research and development	-	-	-	5,389
Taxes and dues	8,601	13,965	16,989	18,219
Freight expense	-	-	2,474	6,668
Other expenses	20,878	19,454	94,061	24,458

Total expenses	763,347	314,557	3,087,439	486,505

Operating profit/(loss)	(416,840)	(264,653)	238,580	(371,291)

Corporate expenses	(608,153)	-	(608,153)	-
Other expenese, net of other income	(169)	(662)	(1,252)	(660)

Net loss	$(1,025,162)	$(265,315)	$(370,825)	$(371,951)

Basic and diluted loss per common share	(0.020)	(0.142)	(0.007)	(0.200)

Weighted average number of common shares used in per share calculations	52,222,034	1,862,000	52,222,034	1,862,000

Mobicom Corporation
and its subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007
Cash flows used for operating activities
Net profit/(loss)	$(370,825)	$(371,951)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	117,217	127,680
Other comprehensive loss	(125,502)
Changes in operating assets and liabilities	-	-
Increase in accounts receivable	(1,663,525)	(5,242)
Increase in prepayments	(35,022)	(3,460)
Increase in other current assets	(453)	-
Increase in other current liabilities	3,314	-
Increase in accounts payable and accrued expenses	1,374,645	58,894

Cash flows used for operating activities	(700,151)	(194,078)

Cash flows from financing activities
Advances from related parties	867,944	75,445
Proceeds from issuance of common stock	-	215,556

Cash flows from financing activities	867,944	291,001

Cash flows from investing activities
Purchase of property and equipment	(30,828)	(32,930)
Increase in deposits	(157,399)	(32,980)
Loan to related party	(996)	(2,802)

Cash flows from investing activities	(189,223)	(68,712)

Increase/(decrease) in cash and cash equivalents	(21,430)	28,210

Cash and cash equivalents - Beginning of period	32,275	-

Cash and cash equivalents - End of period	$10,845	$28,210

MOBICOM CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying consolidated financial statements of Mobicom Corporation, a Nevada corporation, and its wholly-owned subsidiaries, Mobicom Korea, a Korean corporation, and Mobicom USA Corporation, a Nevada corporation, as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007, respectively, are unaudited.  The official accounting records of Mobicom Korea are expressed in Korean won and are maintained in accordance with the relevant laws and regulations of the Republic of Korea.  The accounting principles and reporting practices followed by the Company and generally accepted in Korea ("Korean GAAP") may differ in certain respects from accounting principles and reporting practices generally accepted in the United States ("US GAAP").  To conform more closely to presentations customary in filings with the SEC, the accompanying financial statements have been restructured and translated into English for the convenience of the readers of financial statements.  The conversion into U.S. dollars was made at the rate of ₩1,207.1238 to US$1 effective as of the last business day of the period ended September 30, 2008.  Such conversion into U.S. dollars should not be construed as representations that the Korean won amounts could be converted into U.S. dollars at the above or any other rate.

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

Note 2 - Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the financial statements, the Company has increased revenues but generated a net loss of $370,825 for the nine months ended September 30, 2008.  In addition, during the period from February 17, 2007 through December 31, 2007 the Company incurred losses from operations of $393,972.  These factors raise doubt about the Company's ability to continue as a going concern.  Our independent auditors issued a going concern uncertainty in their report dated April 11, 2008.  The financial statements included in this report do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 - Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.  As of September 30, 2008, the Company did not have any cash equivalents.

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

Impairment of Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", the Company evaluates its long-lived assets to determine whether later events and circumstances warrant revised estimates of useful lives or a reduction in carrying value due to impairment.  If indicators of impairment exist and if the value of the assets is impaired, an impairment loss would be recognized.  As of September 30, 2008, no impairment loss has been recognized.

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

Foreign Currency Transactions

The Company's subsidiary Mobicom Korea’s functional currency is the Korean won and its reporting currency is U.S. dollars.  The Company's consolidated, balance sheet accounts are translated into U.S. dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods in which these items arise.  Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders' equity.  Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.  The volatility of the Korean won against the U.S. dollar has negatively impacted our reported income, which is based on the US dollar.

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

Stock-Based Compensation

The Company has adopted SFAS No. 123(R)'s fair value method of accounting for share-based payments, which establishes standards for the accounting of transactions in which an entity exchanges its equity for goods and services, primarily focusing on accounting for transactions where an entity obtains employee services in a share-based transaction.  SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fare value of the award and to recognize it as a compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.

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

Note 4 - Plant and Equipment, net

September 30, 2008

Cost
Office equipment	$50,783
Computer equipment	620,265
671,048

Accumulated depreciation
Office equipment	10,305
Computer equipment	159,257
169,562
Carrying value
Office equipment	40,478
Computer equipment	461,008
$501,486

Depreciation expense for the nine months ended September 30, 2008 was approximately $117,217.

Note 5 - Loans to Related Party

The Company has a short term loan receivable from two employees of the Company.  From September 2007 through September 30, 2008, the Company loaned an aggregate of $9,612 to these two employees.

Note 6 - Related Party Transactions

As of September 30, 2008, the Company has the following transactions and balances with related parties:

In 2007, the Company's operating subsidiary Mobicom Korea purchased computer hardware from an entity that was its major shareholder at the time of the transaction.   The computer hardware was valued at $774,968 and purchased by Mobicom Korea in exchange for 1,462,000 shares of its common stock.  These shares were subsequently exchanged for shares of the Company's common stock in connection with a Share Exchange Agreement that was effected on December 31, 2007.

Two officers of Mobicom Korea have made advances to Mobicom Korea to fund operating expenses from time to time, beginning in September 2007.  The largest amount owed to the officers during the period ended September 30, 2008, inclusive of interest, was $432,929.

Mobicom Korea has periodically loaned money to two of its employees from time to time, beginning in September 2007.  The largest amount owed by the employees to Mobicom Korea during the period ended September 30, 2008, including accrued and unpaid interest, was $9,612.

An officer of the Company has made advances to Mobicom USA Corporation for corporate expenses incurred during the three months ended  September 30, 2008 totaling $331,584.  This was recorded as a loan payable at September 30, 2008

A former officer of the Company paid $276,568 of corporate expenses and has requested repayment of these funds from Mobicom USA Corporation.  This was recorded as a loan payable at September 30, 2008.

Note 7 - Subsequent Events

On October 14, 2008, we mailed a consent solicitation statement to each of the holders of record of our common stock as of the close of business on October 1, 2008.  The consent solicitation statement solicited the consent of our stockholders to (i) a one for-five reverse split of our common stock; and (ii) an increase in the number of our authorized shares of capital stock from 260,000,000 to 1,000,000,000, to be divided into 900,000,000 shares of common stock and 100,000,000 shares of preferred stock.  As of the date of this report, we have not yet received consents from our stockholders representing the requisite number of shares of our outstanding common stock as of the record date to approve or disapprove the matters submitted to our stockholders.

On November 7, 2008, our subsidiary Mobicom Korea entered into a memorandum of understanding with FAS Alliances Inc., a company registered and incorporated in the Republic of Korea, pursuant to which Mobicom Korea sold 1,862,000 shares of its common stock to FAS Alliances at a price of 500 Korean won per share for an aggregate amount of 931,000,000 Korean won, or approximately $771,255.  As a result of this transaction, our ownership interest in Mobicom Korea was immediately reduced from 100% to 50%.

In addition, under the terms of the memorandum of understanding, FAS Alliances agreed to purchase an additional 1,000,000 shares of Mobicom Korea common stock at a purchase price of 5,000 Korean won per share (or approximately $4,142,078), by no later than March 15, 2009, subject to Mobicom Korea achieving revenue of 6,000,000,000 Korean won (or approximately $4,970,493) and net income of not less than 1,200,000,000 Korean won (or approximately $994,098) for the fiscal year ending December 31, 2008.  Further, FAS Alliances agreed to purchase an additional 1,500,000 shares of Mobicom Korea common stock at a purchase price of 10,000 Korean won per share (or approximately $12,426,231), by no later than March 15, 2010, subject to Mobicom Korea achieving revenue of 25,000,000,000 Korean won (or approximately $20,710,386) and net income of not less than 5,000,000,000 Korean won (or approximately $4,142,077) for the fiscal year ending December 31, 2009.

Note 8 – Litigation

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business, including claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties.  As of the date of this report, we are not a party to any litigation that we believe would have a material adverse effect on our business operations or financial condition except as provided below.

On March 8, 2005, Jay B. Ross and Protocol Electronics filed a lawsuit in the United States District Court for the District of New Jersey against Celtron International, Inc., a Nevada corporation ("Celtron Nevada"), and other defendants.  The case is styled Jay B. Ross, et al. v. Celtron International, Inc., et al., Case No. 05-1300.  Celtron Nevada is a predecessor company to our Company, which operated from 2002 through 2005.  The complaint alleged causes of action against Celtron Nevada for breach of contract, promissory estoppel, securities fraud, common law fraud, securities fraud, New Jersey Civil RICO violations and conspiracy to violate New Jersey Civil RICO.  All of the causes of action against Celtron Nevada were dismissed, except for the claim of breach of contract.  The breach of contract cause of action alleged that Celtron Nevada and certain co-defendants breached a contract made in 1995 between Mr. Ross, Protocol Electronics and Celtron International, Ltd., an Irish corporation ("Celtron Ireland") to deliver stock of Celtron Ireland to Mr. Ross in exchange for services performed by Mr. Ross (the "1995 Contract").  The breach of contract cause of action was tried in front of a jury.  On September 3, 2008, the jury returned a verdict finding that (i) Celtron Nevada is the successor corporation to Celtron Ireland and that (ii) Celtron Nevada breached the 1995 Contract in November 2003.  The jury awarded Mr. Ross and Protocol Electronics $2,775,000 in compensatory damages for the breach of contract claim.  The United States District Court has not yet entered final judgment in the case.

We believe that the jury verdict as it relates to Celtron Nevada was incorrect as a matter of law.  We intend to file a motion with the United States District Court for the District of New Jersey to reverse the jury verdict.  Decision on the motion is expected in the next six months.  If a judgment is entered against the Company, we will evaluate our grounds for appeal.  We believe that our position in these matters is supported by law, and intend to vigorously defend the entry or enforcement of any judgment against the Company.  However, there is no assurance that a court will agree with our position, that judgment will not be entered against us, or that we will prevail in any appeal.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this report.  Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation, the disclosures made under "Item 1A. Risk Factors" included in Part II of this Report, and in the audited consolidated financial statements and related notes included in our Annual Report on Form 10-KSB for the year ended December 31, 2007, previously filed with the SEC.

Overview

Mobicom Corporation acquired all of the outstanding shares of Mobicom Korea in a share exchange transaction that closed on December 31, 2007.  Prior to this acquisition and since March 7, 2007, Mobicom Corporation did not have any business operations.  Since the share exchange transaction, our primary business has been the operations conducted by Mobicom Korea in the development and sale of proprietary, interactive marketing products and services for the mobile telephone industry.  Specifically, Mobicom Korea provides mobile membership marketing services, customized data base services, data indexed services and online marketing and promotional services to its customers.

Mobicom Korea established its current business on February 17, 2007.  During the period from February 17, 2007 through December 31, 2007 we incurred losses from operations of $393,972.  As shown in the financial statements, the Company has increased revenues but generated a net loss of $370,825 for the nine months ended September 30, 2008.

Management believes that there are significant opportunities to cross sell the products and services offered by Mobicom Korea into other markets.  Management has also identified several potential opportunities to cross sell technology from third parties into the Korean market.  Management also believes that critical mass is a significant factor in the growth and sustainability of service providers in the mobile phone and Internet markets and to be successful we must clearly define strategies to achieve critical mass and to reach installed user bases.  From time to time, we evaluate opportunities to consolidate and aggregate marketing activities and databases in the mobile phone and Internet markets, particularly by offering brand owners tangible and measurable channels to market.

Management also believes that in order to grow our business, both merger and or acquisition opportunities need to be identified and explored.  In this regard, management continues to evaluate prospects for acquisitions and subject to availability of resources, management intends pursuing such prospects in the near future.

Recent Developments

Economic Downturn in Korea

The worldwide economic downturn of the last few months has had a significant negative effect on the business of Mobicom Korea. A large number of Mobicom Korea’s clients are in the financial services and property markets.  Certain projects which our clients had planned to launch in the third and fourth quarters of 2008 have now been delayed until early 2009.  These delays in launching previously committed projects will have a negative effect on the results of operations and cash flow of Mobicom Korea.  As a result of the deteriorating market conditions, revenues for the last quarter of 2008 will be significantly down from the trend during the first nine months of 2008.  Unless market conditions change significantly in the new year, Mobicom Korea will be forced to raise additional working capital and to evaluate revisions to its business model to reduce its operating expense requirements.

Mobicom Korea sale of Common Stock

On November 7, 2008, our subsidiary Mobicom Korea entered into a memorandum of understanding with FAS Alliances Inc., a company registered and incorporated in the Republic of Korea, pursuant to which Mobicom Korea sold 1,862,000 shares of its common stock to FAS Alliances at a price of 500 Korean won per share for an aggregate amount of 931,000,000 Korean won, or approximately $771,255.  As a result of this transaction, our ownership interest in Mobicom Korea was immediately reduced from 100% to 50%.

In addition, under the terms of the memorandum of understanding, FAS Alliances agreed to purchase an additional 1,000,000 shares of Mobicom Korea common stock at a purchase price of 5,000 Korean won per share (or approximately $4,142,078), by no later than March 15, 2009, subject to Mobicom Korea achieving revenue of 6,000,000,000 Korean won (or approximately $4,970,493) and net income of not less than 1,200,000,000 Korean won or approximately $994,098) for the fiscal year ending December 31, 2008.  Further, FAS Alliances agreed to purchase an additional 1,500,000 shares of Mobicom Korea common stock at a purchase price of 10,000 Korean won per share (or approximately $12,426,231), by no later than March 15, 2010, subject to Mobicom Korea achieving revenue of 25,000,000,000 Korean won (or approximately $20,710,386) and net income of not less than 5,000,000,000 Korean won (or approximately $4,142,077) for the fiscal year ending December 31, 2009.

Critical Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles, or "GAAP," requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.  As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex.  Please see "Note 1 - Basis of Presentation" and "Note 3 - Summary of Significant Accounting Policies" to our financial statements set forth in Item 1 of this report for a discussion regarding the accounting policies we have identified as the most important to an understanding of our current financial condition and results of operations.

Limited Operating History

We have limited historical financial information upon which to base an evaluation of our future performance.  We have generated limited revenues from operations.  We cannot guarantee that we will be successful in our business.  We are subject to risks inherent in a fast growing company, including limited capital resources, possible delays in product development and manufacturing, and possible cost overruns due to price and cost increases.  There is no assurance that future financing will be available to our company on acceptable terms.  Additional equity financing will likely result in substantial dilution to existing stockholders.

Results of Operations

Mobicom Korea did not establish its current business until February 17, 2007.  Mobicom USA Corporation did not begin operations until July 1, 2008.  Therefore, the comparison of our results of operations for the three and nine month periods ended September 30, 2007 with our results of operations for the three and nine month periods ended September 30, 2008, are generally not meaningful.

Revenues

Revenues net of a provision for bad debts of $421,637 were $346,507 for the three months ended September 30, 2008, compared to $49,904 for the same period in 2007.  Revenues net of a provision for bad debts of $421,637  were $3,326,019 for the nine months ended September 30, 2008 compared to $115,214 for the same period in 2007.  Revenues increased $3,210,805 or 2787% for the nine months ended September 30, 2008, compared to the same period in 2007.  The increases in revenue were due to the successful launch of full scale operations after the inception of our operations on February 17, 2007.

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

Mobicom Korea has submitted several proposals to potential customers that, if obtained, may increase revenues.  Initial indications are that these proposals have been well received; however we have no agreements or understandings related to these proposals in place at this time and we cannot assure you that we will be successful in securing these projects. We also believe that notwithstanding the positive reception for proposals submitted by Mobicom Korea to its clients and prospective clients, market conditions in Korea have deteriorated significantly over the last few months. In particular the Korean Stock Exchange has dropped sharply in value and the Korean Won has also deteriorated in value against the U.S. Dollar.

Operating Expenses

Operating expenses include payroll and related employee benefits, and other headcount-related costs associated with finance, sales, marketing, facilities, and legal and other administrative fees of Mobicom Korea.  Operating expenses were $763,347 for the three months ended September 30, 2008 compared with $314,557 for the same period in 2007.  Operating costs were $3,087,439 for the nine months ended September 30, 2008 compared with $486,505 for the same period in 2007.  Operating expenses increased $2,600,934 or 535%, for the nine months ended September 30, 2008 compared to the same period a year ago.  The increases in operating expenses were primarily due to the launch of full scale operations after inception which began February 17, 2007.

Corporate Expenses

Corporate expenses include all expenses of Mobicom USA Corporation which was formed in 2008 to pay the expenses incurred as a result of our being a publicly traded company.  This includes corporate, legal, accounting, shareholder and SEC filing expenses.  It also includes our CEO’s travel expenses and an accrual for our CEO’s salary.  Corporate expenses were $608,153 for the three months ended September 30, 2008 compared to $0 for the same period in 2007.  Corporate expenses were $608,153 for the nine months ended September 30, 2008 compared to $0 in other income for the same period in 2007.

Other Income/(Expense)

Other expense, net of other income, was $169 for the three months ended September 30, 2008 compared to $662 for the same period in 2007.  Other expense, net of other income, was $1,252 for the nine months ended September 30, 2008 compared to $660 for the same period in 2007.  Other expense, net of other income, increased $592 for the nine months ended September 30, 2008 compared to the same period a year ago.

Net Loss

Net loss includes the loss from operations, corporate expense and other expense.  We recorded a net loss of $1,025,162 for the three months ended September 30, 2008 compared to a net loss of $265,315 for the same period in 2007.  We recorded a net loss of $370,825 for the nine months ended September 30, 2008 compared to a net loss of $371,951 for the same period in 2007.  The decrease in net loss for the nine months ended September 30, 2008 as compared to the same period of 2007 was due to an increase in revenue of $3,210,805 offset by an increase in operating expenses of $2,600,934 and an increase in corporate expenses of $608,153.

Liquidity and Capital Resources

On September 30, 2008, we had cash of $10,845 and accounts receivable, net of allowance for doubtful accounts, of $1,686,547.  Our working capital deficit as of September 30, 2008 was $723,417 compared to a working capital deficit of $199,741 at December 31, 2007.

Net cash used in operating activities during the nine months ended September 30, 2008 was $700,151.  The primary uses of cash was our net loss of $370,825, and the increase in our accounts receivable of $1,663,525.  These amounts were partially offset by an increase in accounts payable and accrued expenses of $1,374,645.

We received $867,944 net cash from financing activities during the nine months ended September 30, 2008.  The financing activities were comprised entirely of advances from certain of our current and former officers.

Net cash used in investing activities during the nine months ended September 30, 2008 was $189,223, including $30,828 for the purchase of property and equipment, $157,399 in new deposits, primarily related to a new facility lease, and $996 in loans to an employee.  There are no significant capital expenditures planned by the Company within the foreseeable future.

We generated a loss from operations for the period ended December 31, 2007.  In connection with their audit of our fiscal year ended December 31, 2007, our independent auditors included a "going concern" qualification in their report issued April 4, 2008.  During the nine months ended September 30, 2008 we generated a net loss of $370,825.  We have financed our working capital shortfall through advances from related parties.  These advances are due on demand.  There is no agreement in place with these related parties that commits them to provide any more capital to us, nor do we have any other credit line or borrowing facility in place at this time.

As discussed in more detail above under the caption entitled "—Recent Developments—Mobicom Korea sale of Common Stock," after the quarter ended, on November 7, 2008, Mobicom Korea entered into an agreement to sell 1,862,000 shares of its common stock to FAS Alliances at a price of 500 Korean won per share for an aggregate amount of 931,000,000 Korean won, or approximately $771,255.  As of the date of this report, Mobicom Korea has issued the shares and received the payment under the agreement.  In addition, FAS Alliances agreed to purchase during 2009 and 2010, subject to Mobicom Korea achieving certain financial milestone, up to an additional 2,500,000 shares of Mobicom Korea common stock for an aggregate purchase price of approximately $16.5 million.

As discussed in Part II, Item 1. Legal Proceedings below, following the end of the period covered by this report, a jury verdict was returned against a predecessor of the Company and other co-defendants in the Jay B. Ross et al. v. Celtron International Inc. et al. litigation in the amount of $2,775,000.  The court has not yet entered judgment on this matter.  We intend to vigorously defend the imposition of any judgment against the Company on this matter.  However, we cannot provide any assurance that we will be successful in the defense of the suit.  The financial statements do not include an accrual for any expenses related to this contingent liability.  If a judgment is entered against the Company, we do not currently have the financial resources to pay the judgment.

Our current operating plan would allow us to meet the targets for the sale of an additional amount of shares of Mobicom Korea to FAS Alliances.  We believe that the recent investment by FAS Alliances, together with the March 2009 investment, would provide sufficient capital to support our operations for the next twelve months. However, if we fail to meet our operating plan, or if we do not secure the additional investment from FAS Alliances we do not expect that we will have sufficient working capital to sustain our current level of operations.  Also, we do not have the capital resources to pay a judgment in the Jay B. Ross et al. v. Celtron International Inc. et al. if one is entered against us.  Nor do we have the capital to sustain a significant disruption in our revenues or overcome a substantial unexpected operating expense.  Other than the agreement with FAS Alliances to purchase additional shares of Mobicom Korea contingent upon Mobicom Korea achieving certain revenue and EBITDA milestones, we have no agreements or arrangements for financing in place at this time.  We cannot assure you that Mobicom Korea will achieve the financial milestones required in order for FAS Alliances to make the additional investments, or that we will be successful in securing any alternative debt or equity financing to support our operations if it becomes necessary to do so.

Recent Accounting Pronouncements

Please see "Note 3 – Summary of Significant Accounting Policies" to our financial statements included in Part I—Item 1. Financial Statements of this report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1933.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Intentionally omitted pursuant to Item 305(e) of Regulation S-K.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Under the supervision of our chief executive officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, our chief executive officer concluded that as of September 30, 2008, the design and operation of such disclosure controls and procedures were not effective at the reasonable assurance level because of material weaknesses in those controls and procedures.

Material Weaknesses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Because we did not have any material operations from the period of March 3, 2007 until our acquisition of Mobicom Korea on December 31, 2007, we did not have material financial operations and our requirements for internal controls were limited during our fiscal year ended December 31, 2007.  In connection with our acquisition of Mobicom Korea, we acquired substantial new operations, including international operations, new accounting systems, new financial personnel, and new financial procedures for which we had not fully implemented our internal controls as of September 30, 2008.  Accordingly, our chief executive officer identified the following internal control deficiencies during his assessment of our internal control over financial reporting as of September 30, 2008:  (i) we have not instituted all elements of an effective program to help prevent and detect fraud by Company employees; (ii) we did not maintain adequate segregation of duties for staff members responsible for recording revenue; and (iii) we have not completed a comprehensive test of material high risk internal controls to confirm these controls are effective.

If the identified material weaknesses are not remediated, one or more of those material weaknesses could result in a material misstatement in our reported financial statements in a future interim or annual period.  We are in the process of attempting to remediate the above noted weaknesses, but that remediation was not complete as of September 30, 2008.  During the second quarter of 2008 a new financial manager was appointed at Mobicom Korea. The new financial manager has substantial experience and has been tasked with the responsibility of enhancing the operational and reporting controls of Mobicom Korea.  We anticipate that we will complete the implementation of our internal controls and testing against a standardized framework over the next few fiscal quarters.

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

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business, including claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties.  As of the date of this report, we are not a party to any litigation that we believe would have a material adverse effect on our business operations or financial condition except as provided below.

On March 8, 2005, Jay B. Ross and Protocol Electronics filed a lawsuit in the United States District Court for the District of New Jersey against Celtron International, Inc., a Nevada corporation ("Celtron Nevada"), and other defendants.  The case is styled Jay B. Ross, et al. v. Celtron International, Inc., et al., Case No. 05-1300.  Celtron Nevada is a predecessor company to our Company, which operated from 2002 through 2005.  The complaint alleged causes of action against Celtron Nevada for breach of contract, promissory estoppel, securities fraud, common law fraud, securities fraud, New Jersey Civil RICO violations and conspiracy to violate New Jersey Civil RICO.  All of the causes of action against Celtron Nevada were dismissed, except for the claim of breach of contract.  The breach of contract cause of action alleged that Celtron Nevada and certain co-defendants breached a contract made in 1995 between Mr. Ross, Protocol Electronics and Celtron International, Ltd., an Irish corporation ("Celtron Ireland") to deliver stock of Celtron Ireland to Mr. Ross in exchange for services performed by Mr. Ross (the "1995 Contract").  The breach of contract cause of action was tried in front of a jury.  On September 3, 2008, the jury returned a verdict finding that (i) Celtron Nevada is the successor corporation to Celtron Ireland and that (ii) Celtron Nevada breached the 1995 Contract in November 2003.  The jury awarded Mr. Ross and Protocol Electronics $2,775,000 in compensatory damages for the breach of contract claim.  The United States District Court has not yet entered final judgment in the case.

We believe that the jury verdict as it relates to Celtron Nevada was incorrect as a matter of law.  We intend to file a motion with the United States District Court for the District of New Jersey to reverse the jury verdict.  Decision on the motion is expected in the next six months.  If a judgment is entered against the Company, we will evaluate our grounds for appeal.  We believe that our position in these matters is supported by law, and intend to vigorously defend the entry or enforcement of any judgment against the Company.  However, there is no assurance that a court will agree with our position, that judgment will not be entered against us, or that we will prevail in any appeal.

Item 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in "Part I.  Item 1—Description of Business—Risk Factors" in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.  These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects.  As of the date of this report, other than the risk factors set forth below, we do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

We may be subject to a $2,775,000 jury verdict against Celtron Nevada.

As discussed in more detail under "Item 1.  LEGAL PROCEEDINGS" of Part II—Other Information of this report, on March 8, 2005, Jay B. Ross and Protocol Electronics filed a lawsuit in the United States District Court for the District of New Jersey against Celtron Nevada.  The complaint, among other causes of action, alleged a cause of action for breach of contract against Celtron Nevada.  The breach of contract claim was tried before a jury.  The jury returned a verdict awarding Mr. Ross and Protocol Electronics $2,775,000 in compensatory damages for the breach of contract claim.

The United States District Court has not yet entered final judgment in the case.  When final judgment is entered, we intend to file a motion with the United States District Court for the District of New Jersey to reverse the jury verdict.  There is no assurance that we will be successful with the motion.  We plan to resist any effort to impose or enforce a judgment against us in this matter.

The transaction between FAS Alliance and Mobicom Korea has reduced our percentage ownership interest in Mobicom Korea and additional dilution is possible under the transaction agreement.

The FAS Alliances transaction has reduced our percentage ownership in our Mobicom Korea subsidiary to fifty percent.  The reduction in percentage ownership necessarily reduces our rights to dividends or other distributions from Mobicom Korea.  FAS Alliances will have an equal right to approve the election of Board members and other transactions which require shareholder consent.  Consequently our ability to control the operations of Mobicom Korea may be reduced.

In addition, the agreement with FAS Alliances requires them to purchase additional shares of common stock based on Mobicom Korea's achievement of revenue and EBITDA milestones  2009 and 2010.  As a result, we may experience further dilution in our percentage ownership interest.  Any further reduction in our percentage ownership interest could substantially reduce our control over the operations of Mobicom Korea.  A loss of control over Mobicom Korea may also preclude us from consolidating Mobicom Korea's financial statements, and we instead may be required to report our holdings as a minority interest.

Increased trading activity in and the stock price volatility of our common stock

There has been increased trading activity in and the stock price volatility of our common stock which trades on the OTC Bulletin Board under the symbol "MBIC."  The increased trading activity is associated with the free trading status of approximately 2,000,000 shares of our common stock.  As of November 7, 2008, we have 52,222,034 shares of common stock outstanding.

In connection with our acquisition of Mobicom Korea, Ltd. (formerly AIMMS Co., Ltd.), a Korean corporation, on December 31, 2007 we issued an aggregate of 50,000,000 shares of our common stock to the former Mobicom Korea stockholders.  Those shares were issued without registration and are restricted shares.  They will become eligible for sale under Rule 144 commencing on January 16, 2009; one year from our publication of Form 10 information concerning the transaction.

Before we acquired Mobicom Korea, on June 29, 2007 we entered into an agreement with our creditors (the "Noteholders Agreement") to transfer certain assets and eliminate our liabilities, in order to improve our options for attracting a merger candidate.  In connection with the Noteholders Agreement, we agreed to consent to the Noteholders foreclosure on substantially all of our assets including the stock of our subsidiary entities.  In exchange, the Noteholders agreed to, among other things, convert approximately $3.6 million of outstanding indebtedness into an aggregate of 2,000,000 shares of our common stock, waive all breaches, defaults, penalties, accrued and unpaid interest, charges, fees and costs, and cancel all outstanding warrants that had been issued to the Noteholders.  The shares of our common stock issued to the former Noteholders actually are eligible for trading without registration under Rule 144.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 14, 2008, we mailed a consent solicitation statement to each of the holders of record of our common stock as of the close of business on October 1, 2008.  The consent solicitation statement solicited the consent of our stockholders to (i) a one-for-five reverse split of our common stock; and (ii) an increase in the number of our authorized shares of capital stock from 260,000,000 to 1,000,000,000, to be divided into 900,000,000 shares of common stock and 100,000,000 shares of preferred stock.

As of the date of this report, we have not yet received consents from our stockholders representing the requisite number of shares of our outstanding common stock as of the record date to approve or disapprove the matters submitted to our stockholders. For more information regarding the consent solicitation statement, please see the Definitive Schedule 14A that we filed with the SEC on October 14, 2008.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

See the exhibit index immediately following signature page to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mobicom Corporation

/s/ Michael Levinsohn
Date: November 14, 2008	Michael Levinsohn, Chief Executive Officer
(Principal Executive and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Memorandum of Understanding dated November 7, 2008 entered into between FAS Alliances Inc., a Korean corporation, and Mobicom Korea, a Korean corporation and a subsidiary of the registrant
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002